Form 10-Q
period 2021-06-30
Forest Road Acquisition Corp. II
filed 2021-08-13
CIK 1840161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 12, 2021, there were 35,000,000 shares of Class A common stock, par value $0.0001 per share, and 8,750,000 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

FOREST ROAD ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FOREST ROAD ACQUISITION CORP. II
CONDENSED BALANCE SHEETS

	June 30, 2021 (Unaudited)	December 31, 2020
Assets
Current assets:
Cash	$1,053,254	$—
Prepaid expenses	357,356	—
Deferred offering costs	—	42,500
Total current assets	1,410,610	42,500
Investments held in trust account	350,010,357	—
Total assets	$351,420,967	$42,500

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$81,725	$5,811
Promissory note – related party	—	12,500
Total current liabilities	81,725	18,311
Warrant Liabilities	19,597,064	—
Deferred underwriters’ discount payable	12,250,000	—
Total liabilities	31,928,789	18,311

Commitments
Class A common stock subject to possible redemption, 31,449,217 and 0 shares at redemption value at June 30, 2021 and December 31, 2020, respectively	314,492,172	—

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 300,000,000 shares authorized; 3,550,783 shares and 0 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively (excluding 31,449,217 and 0 shares subject to possible redemption, respectively)	355	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 8,750,000 and 8,768,750 shares issued and outstanding at June 30, 2021 and December 31, 2020	875	877
Additional paid-in capital	3,163,405	24,123
Retained earnings (accumulated deficit)	1,835,371	(811)
Total stockholders’ equity	5,000,006	24,189
Total liabilities and stockholders’ equity	$351,420,967	$42,500

The accompanying notes are an integral part of these unaudited condensed financial statements.

FOREST ROAD ACQUISITION CORP. II
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Formation and operating costs	$203,732	$253,974
Loss from operations	(203,732)	(253,974)

Other Income (Expense)
Decrease in fair value of warrant liabilities	2,585,602	7,211,201
Loss on sale of private placement warrants	—	(4,376,708)
Offering cost allocated to issuance of warrants	—	(754,694)
Interest income on investments held in trust account	8,727	10,357
Total other income	2,594,329	2,090,156

Net Income	$2,390,597	$1,836,182

Weighted average shares outstanding - Class A common stock	30,000,000	30,000,000
Basic and diluted net income per share of common stock – Class A common stock	$0.00	$0.00
Weighted average shares outstanding - Class B common stock	8,750,000	8,757,355
Basic and diluted net income per share of common stock – Class B common stock	$0.27	$0.21

The accompanying notes are an integral part of these unaudited condensed financial statements.

FOREST ROAD ACQUISITION CORP. II
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2021
(Unaudited)

	Common Stock				Additional	Retained Earnings	Total
	Class A		Class B		Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance as of January 1, 2021	—	$—	8,768,750	$877	$24,123	$(811)	$24,189
Sale of Units in Initial Public Offering, net of underwriters’ discount and offering costs less fair value of public warrants	35,000,000	3,500	—	—	317,628,306	—	317,631,806
Forfeiture of 18,750 shares by initial stockholders	—	—	(18,750)	(2)	2	—	—
Class A common stock subject to possible redemption	(31,210,157)	(3,121)	—	—	(312,098,449)	—	(312,101,570)
Net loss	—	—	—	—	—	(554,415)	(554,415)
Balance as of March 31, 2021 (unaudited)	3,789,843	$379	8,750,000	$875	$5,553,982	$(555,226)	$5,000,010
Net income	—	—	—	—	—	2,390,597	2,390,597
Change in Class A common stock subject to possible redemption	(239,060)	(24)	—	—	(2,390,577)	—	(2,390,601)
Balance as of June 30, 2021 (unaudited)	3,550,783	$355	8,750,000	$875	$3,163,405	$1,835,371	$5,000,006

The accompanying notes are an integral part of these unaudited condensed financial statements.

FOREST ROAD ACQUISITION CORP. II
CONDENSED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2021
(Unaudited)

Cash Flows from Operating Activities:
Net income	$1,836,182
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on trust account	(10,357)
Change in fair value of warrant liabilities	(7,211,201)
Loss on sale of private placement warrants	4,376,708
Offering costs allocated to warrants	754,694
Changes in current assets and current liabilities:
Prepaid assets	(357,356)
Accounts payable and accrued expenses	75,914
Net cash used in operating activities	(535,416)

Cash Flows from Investing Activities:
Investment of cash into trust account	(350,000,000)
Net cash used in investing activities	(350,000,000)

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ discount	343,000,000
Proceeds from issuance of private placement warrants	9,000,000
Proceeds from issuance of promissory note	96,892
Repayment of promissory note to related party	(109,392)
Payments of offering costs	(398,830)
Net cash provided by financing activities	351,588,670

Net Change in Cash	1,053,254
Cash – Beginning of period	-
Cash – Ending of period	$1,053,254

Supplemental Disclosure of Non-cash Financing Activities:
Initial value of Class A common stock subject to possible redemption	$307,548,379
Initial value of warrant liabilities	$22,182,666
Change in value of Class A common stock subject to possible redemption	$2,390,601
Deferred underwriters’ discount payable charged to additional paid-in capital	$12,250,000

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

As of June 30, 2021, the Company had not yet commenced any operations. All activity through June 30, 2021, relates to the Company’s formation, the initial public offering (“IPO”) described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on investments from the proceeds derived from the IPO.

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

Liquidity

As of June 30, 2021, the Company had cash outside the Trust Account of $1,053,254 available for working capital needs. All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem common stock. As of June 30, 2021, none of the funds in the Trust Account was available to be withdrawn as described above.

The Company anticipates that the $1,053,254 held outside of the Trust Account as of June 30, 2021 will be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the unaudited condensed financial statements, assuming that a Business Combination is not consummated during that time. Until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 5) from the Sponsor, the Company’s officers and directors, or their respective affiliates (which is described in Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

Note 2 — Significant Accounting Policies

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s final prospectus filed with the SEC on March 11, 2021 and its quarterly report on Form 10-Q for the quarter ended March 31, 2021 and filed with the SEC on May 24, 2021. The interim results for the three months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

Investments Held in Trust Account

At June 30, 2021, the assets held in the Trust Account were money market funds. During the three months ended June 30, 2021, the Company did not withdraw any interest income from the Trust Account to pay its tax obligations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. At June 30, 2021 and December 31, 2020, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risk on such account.

Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021, 31,449,217 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

Net Income (loss) per Share

Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. The Company has not considered the effect of warrants sold in the IPO and private placement to purchase 13,000,000 of Class A common stock in the calculation of diluted income (loss) per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” The Company’s condensed statement of operations includes a presentation of income (loss) per share for common stock subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per share of common stock, basic and diluted for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account (totaling $8,727 for the three months ended June 30, 2021 and $10,357 for the six months ended June 30, 2021) by the weighted average number of Class A redeemable common stock outstanding since original issuance. Net income per share of common stock, basic and diluted for Class B non-redeemable common stock is calculated by dividing the net income, adjusted for income attributable to Class A redeemable common stock, by the weighted average number of Class B non-redeemable common stock outstanding for the period. Class B non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account. The Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The basic and diluted net income per share of common stock is calculated as follows:

	Three Months Ended June 30, 2021	For the Period from February 3, 2021 through June 30, 2021
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Interest earned on marketable securities held in Trust Account	$8,727	$10,357
Less: Company portion available to pay taxes	8,727	10,357
Net income allocable to shares subject to possible redemption	$—	$—
Denominator: Weighted Average Redeemable Class A Common Stock
Basic and diluted weighted average shares outstanding	35,000,000	35,000,000
Basic and diluted net income per share	$—	$—
Non-Redeemable Class A and Class B Common Stock
Numerator: Net Income Minus Net Earnings
Net income	$2,390,597	$1,836,182
Less: Income allocable to common stock subject to possible redemption	8,727	10,357
Non-Redeemable net income	$2,381,870	$1,825,825
Weighted average shares outstanding, basic and diluted	8,750,000	8,757,355
Basic and diluted net income per common share	$0.27	$0.21

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A— “Expense of Offering”. Offering costs consist of legal, accounting, underwriting fees and other costs that are directly related to the IPO. Offering costs amounting to $19,665,838 (consisting of $7,000,000 in underwriting commissions, $12,250,000 of deferred underwriters’ fee and $415,838 of other offering costs) were incurred, of which $754,694 was allocated to warrants and expensed and 18,911,144 were charged to stockholders’ equity.

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2021 and December 31, 2020, the deferred taxes were de minimis.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Standards

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Note 3 — Initial Public Offering

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

Note 4 — Private Placement

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

Note 5 — Related Party Transactions

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

Promissory Note — Related Party

The Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for the payment of costs related to the IPO. The promissory note was non-interest bearing, unsecured and due on the earlier of June 30, 2021 or the closing of the IPO. Draw down requests on the principal of the promissory note are no longer available following June 30, 2021.

As of June 30, 2021, the Company had repaid in full $109,392 in borrowings outstanding under the promissory note. The loan was repaid out of the offering proceeds held outside of the Trust Account.

Administrative Service Fee

The Company has agreed, commencing on the effective date of the IPO through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, administrative and support services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of June 30, 2021, the Company had accrued $26,000 of administrative support fees.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2021 and December 31, 2020, no Working Capital Loans were outstanding.

Note 6 — Commitments & Contingencies

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

Note 7 — Warrants

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

Note 8 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. At June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 300,000,000 shares of Class A common stock at par value of $0.0001 each. At June 30, 2021 and December 31, 2020, there were 3,550,783 and 0 shares issued and outstanding (excluding 31,449,217 and 0 shares, respectively on such dates, subject to possible redemption).

Class B Common Stock — The Company is authorized to issue a total of 20,000,000 shares of Class B common stock at par value of $0.0001 each. At June 30, 2021 and December 31, 2020, there were 8,750,000 and 8,768,750 shares of Class B common stock issued or outstanding, respectively.

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

Note 9 — Fair Value Measurements

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

At June 30, 2021, there were 7,000,000 Public Warrants and 6,000,000 Private Placement Warrants outstanding.

The following tables presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2021, which indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Description
Warrant Liability – Public Warrants	$9,765,000	$9,765,000	$-	$-
Warrant Liability – Private Warrants	$9,832,065	$-	$-	$9,832,065
Total Warrant Liability	$19,597,065	$9,765,000	$-	$9,832,065

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

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

The following table presents the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value:

Fair value as of December 31, 2020	$—
Initial measurement on March 12, 2021	26,808,265
Change in fair value	(4,625,598)
Fair value as of March 31, 2021	22,182,667
Transfer of public warrants to Level 1 measurement	(9,765,000)
Change in fair value	(2,585,602)
Fair value as of June 30, 2021	$9,832,065

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement as of April 30, 2021.

The following table provides quantitative information regarding Level 3 fair value measurements:

At June 30, 2021
Stock price	$9.80
Strike price	$11.50
Term (in years)	5.0
Volatility	26.0%
Risk-free rate	0.87%
Dividend yield	0.0%

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “us,” “our” or “we” refer Forest Road Acquisition Corp. II. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes included herein.

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

For the three months ended June 30, 2021, we had net income of $2,390,597. We incurred $203,732 of formation and operating costs (not charged against stockholders’ equity), consisting mostly of general and administrative expenses. We had investment income of $8,727 from investments held in the trust account. For the three months ended June 30, 2021, the change in fair value of warrants was a decrease in the liability of approximately $2,585,602.

For the six months ended June 30, 2021, we had net income of $1,836,182. We incurred $253,974 of formation and operating costs (not charged against stockholders’ equity), consisting mostly of general and administrative expenses. We had investment income of $10,357 from investments held in trust account. For the six months ended June 30, 2021, the change in fair value of warrants was a decrease in the liability of approximately $7,211,201. We recognized a loss on the sale of Private Placement Warrants of $4,376,708, resulting from the initial fair value of the private placement warrants exceeding the cash received during the private placement. We also reclassified $754,694 of offering costs that were originally recorded against stockholders’ equity to expenses that were related to the issuance of the warrants.

Liquidity and Capital Resources

As of June 30, 2021, the Company had cash outside the trust account of $1,053,254 available for working capital needs. All remaining cash held in the trust account is generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem common stock. As of June 30, 2021, none of the funds in the trust account was available to be withdrawn as described above.

Through June 30, 2021, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the founder shares, advances from the Sponsor in an aggregate amount of $109,392 and the remaining net proceeds from the IPO and the sale of the Private Placement Warrants.

The Company anticipates that the $1,053,254 outside of the trust account as of June 30, 2021 will be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the unaudited condensed financial statements, assuming that a Business Combination is not consummated during that time. Until consummation of its Business Combination, the Company will be using the funds not held in the trust account, and any additional Working Capital Loans (as defined in Note 5) from the Sponsor, the Company’s officers and directors, or their respective affiliates (which is described in Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

Under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officers and principal financial officer have concluded that as of June 30, 2021, due solely to the material weakness we have identified in our internal control over financial reporting described below, our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. We became aware of the need to change the classification of our warrants when the SEC issued a statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies” on April 12, 2021. As a result, our principal executive officers and principal financial officer concluded that there was a material weakness in our internal control over financial reporting as of June 30, 2021. In light of the material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements in this Quarterly Report on Form 10-Q were prepared in accordance with U.S. generally accepted accounting principles.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this report, except as set forth below, there have been no material changes from the risk factors previously disclosed in our final prospectus dated March 9, 2021 and filed with the SEC on March 11, 2021 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Co-Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Co-Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Co-Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Co-Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOREST ROAD ACQUISITION CORP. II

Date: August 13, 2021	By:	/s/ Thomas Staggs
	Name:	Thomas Staggs
	Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: August 13, 2021	By:	/s/ Kevin Mayer
	Name:	Kevin Mayer
	Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: August 13, 2021	By:	/s/ Idan Shani
	Name:	Idan Shani
	Title:	Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)