Form 10-Q
period 2021-09-30
Forest Road Acquisition Corp. II
filed 2021-11-15
CIK 1840161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 15, 2021, there were 35,000,000 shares of Class A common stock, par value $0.0001 per share, and 8,750,000 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

FOREST ROAD ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FOREST ROAD ACQUISITION CORP. II
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash	$941,196	$—
Prepaid expenses	210,027	—
Deferred offering costs	—	42,500
Total current assets	1,151,223	42,500
Prepaid expenses – non-current	91,545	—
Investments held in trust account	350,019,180	—
Total noncurrent assets	350,110,725	—
Total assets	$351,261,948	$42,500

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$145,575	$5,811
Taxes payable	150,000	—
Promissory note – related party	—	12,500
Total current liabilities	295,575	18,311
Warrant liabilities	14,925,898	—
Deferred underwriters’ discount payable	12,250,000	—
Total liabilities	27,471,473	18,311

Commitments and Contingencies
Class A common stock subject to possible redemption, 35,000,000 and 0 shares at redemption value of $10.00 per share at September 30, 2021 and December 31, 2020, respectively	350,000,000	—

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding, excluding 35,000,000 shares subject to redemption at September 30, 2021	—	—
Class A common stock, $0.0001 par value; 300,000,000 shares authorized	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 8,750,000 and 8,768,750 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	875	877
Additional paid-in capital	—	24,123
Accumulated deficit	(26,210,400)	(811)
Total stockholders’ equity (deficit)	(26,209,525)	24,189
Total liabilities and stockholders’ equity (deficit)	$351,261,948	$42,500

The accompanying notes are an integral part of these unaudited condensed financial statements.

FOREST ROAD ACQUISITION CORP. II
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Formation and operating costs	$381,691	$635,665
Loss from operations	(381,691)	(635,665)

Other Income (Expense)
Decrease in fair value of warrant liabilities	4,671,166	11,882,367
Loss on sale of private placement warrants	—	(4,376,708)
Offering cost allocated to issuance of warrants	—	(754,694)
Interest income on investments held in trust account	8,823	19,180
Total other income	4,679,989	6,770,145

Net Income	$4,298,298	$6,134,480

Weighted average shares outstanding - Class A common stock	35,000,000	25,897,436
Basic and diluted net income per share of common stock – Class A common stock	$0.10	$0.18
Weighted average shares outstanding - Class B common stock	8,750,000	8,754,808
Basic and diluted net income per share of common stock – Class B common stock	$0.10	$0.18

The accompanying notes are an integral part of these unaudited condensed financial statements.

FOREST ROAD ACQUISITION CORP. II
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2021
(Unaudited)

	Common Stock		Additional	Retained Earnings	Total Stockholders’
	Class B		Paid-In	(Accumulated	Equity
	Shares	Amount	Capital	Deficit)	(Deficit)
Balance as of January 1, 2021	8,768,750	$877	$24,123	$(811)	$24,189
Forfeiture of 18,750 shares	(18,750)	(2)	2	—	—
Accretion of Class A common stock subject to possible redemption	—	—	(24,125)	(32,344,069)	(32,368,194)
Net loss	—	—	—	(554,415)	(554,415)
Balance as of March 31, 2021	8,750,000	$875	$—	$(32,899,295)	$(32,898,420)
Net income	—	—	—	2,390,597	2,390,597
Balance as of June 30, 2021	8,750,000	$875	$—	$(30,508,698)	$(30,507,823)
Net income	—	—	—	4,298,298	4,298,298
Balance as of September 30, 2021	8,750,000	$875	$—	$(26,210,400)	$(26,209,525)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FOREST ROAD ACQUISITION CORP. II
CONDENSED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021
(Unaudited)

Cash Flows from Operating Activities:
Net income	$6,134,480
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on trust account	(19,180)
Change in fair value of warrant liabilities	(11,882,367)
Loss on sale of private placement warrants	4,376,708
Offering costs allocated to warrants	754,694
Changes in current assets and current liabilities:
Prepaid expenses	(301,572)
Taxes payable	150,000
Accounts payable and accrued expenses	139,764
Net cash used in operating activities	(647,473)

Cash Flows from Investing Activities:
Investment of cash into trust account	(350,000,000)
Net cash used in investing activities	(350,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of common stock to initial stockholders	343,000,000
Proceeds from issuance of private placement warrants	9,000,000
Proceeds from issuance of promissory note	96,892
Repayment of promissory note to related party	(109,392)
Payments of offering costs	(398,831)
Net cash provided by financing activities	351,588,669

Net Change in Cash	941,196
Cash – Beginning of period	—
Cash – Ending of period	$941,196

Supplemental disclosure of noncash financing activities:
Accretion of carrying value to redemption value	$32,368,194
Deferred underwriters’ discount payable charged to additional paid-in capital	$12,250,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

FOREST ROAD ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Organization and Business Operations

Organization and General

Forest Road Acquisition Corp. II (the “Company”) was incorporated in Delaware on December 23, 2020. The Company was formed for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is not limited to a specific industry or sector for purposes of consummating a Business Combination; however, the Company intends to concentrate its efforts on identifying businesses in the technology, media and telecommunications industry. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of September 30, 2021, the Company had not yet commenced any operations. All activity through September 30, 2021, relates to the Company’s formation, the initial public offering (“IPO”) described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on investments from the proceeds derived from the IPO.

The Company’s sponsor is Forest Road Acquisition Sponsor II LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s IPO was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on March 9, 2021 (the “Effective Date”). On March 12, 2021, the Company consummated the IPO of 35,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), including the issuance of 4,500,000 Units as a result of the underwriters’ partial exercise of their over-allotment option. Each Unit consists of one share of Class A common stock, $0.0001 par value, and one-fifth of one redeemable warrant entitling its holder to purchase one share of Class A common stock at a price of $11.50 per share. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $350,000,000 (Note 4).

Simultaneously with the closing of the IPO, the Company consummated the private placement (“Private Placement”) with the Sponsor of an aggregate of 6,000,000 warrants (“Private Placement Warrants”) to purchase Class A common stock, each at a price of $1.50 per Private Placement Warrant, generating total proceeds of $9,000,000 (Note 5).

Transaction costs amounted to $19,665,838, consisting of $7,000,000 of underwriting discount, $12,250,000 of deferred underwriters’ fee and $415,838 of other offering costs.

Trust Account

Following the closing of the IPO on March 12, 2021, an amount of $350,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a trust account (“Trust Account”) which was invested in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended (the “Investment Company Act”), which invest only in direct U.S. government treasury obligations, until the earlier of (a) the completion of the Company’s initial Business Combination, (b) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend the Company’s certificate of incorporation, or (c) the redemption of the Company’s Public Shares if the Company is unable to complete the initial Business Combination within 24 months from the closing of the IPO (the “Combination Period”).

Initial Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete a Business Combination with one or more operating businesses or assets that together have an aggregate fair market value equal to at least 80% of the net assets held in the Trust Account (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting commissions) at the time of the Company’s signing a definitive agreement in connection with its initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires an interest in the target business or assets sufficient for it not to be required to register as an investment company under the Investment Company Act.

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

If, however, stockholder approval of the transaction is required by applicable law or stock exchange rules, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6), and any Public Shares purchased during or after the IPO in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem its Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all.

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

Liquidity

As of September 30, 2021, the Company had cash outside the Trust Account of $941,196 available for working capital needs. All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem common stock. As of September 30, 2021, none of the funds in the Trust Account was available to be withdrawn as described above.

The Company anticipates that the $941,196 held outside of the Trust Account as of September 30, 2021 will be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the unaudited condensed financial statements, assuming that a Business Combination is not consummated during that time. Until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 6) from the Sponsor, the Company’s officers and directors, or their respective affiliates (which is described in Note 6), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

Risks and Uncertainties

Management is continuing to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Revision of Previously Issued Financial Statements

In connection with the preparation of the Company’s financial statements as of September 30, 2021, management determined it should revise its previously reported financial statements. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A common stock while also taking into consideration its Amended and Restated Certificate of Incorporation’s requirement that a redemption cannot result in net tangible assets being less than $5,000,001. Upon review of its financial statements for the period ended September 30, 2021, the Company reevaluated the classification of the Class A common stock and determined that the Class A common stock issued during the IPO and pursuant to the exercise of the underwriters’ overallotment can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control under ASC 480-10-S99. Therefore, management concluded that the temporary equity should include all Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being classified as temporary equity in its entirety. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in a revision to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), retained earnings (accumulated deficit) and Class A common stock.

In connection with the change in presentation for the Class A common stock subject to redemption, the Company also revised its earnings per share calculation to allocate net income (loss) evenly to Class A common stock subject to redemption and those that are not subject to redemption. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company.

There has been no change in the Company’s total assets, liabilities or operating results.

The impact of the revision on the Company’s financial statements is reflected in the following table:

	As Reported	Adjustment	As Adjusted
Balance Sheet and Statement of Stockholders’ Equity as of March 12, 2021 (as revised in Footnote 2 per Form 10-Q filed on May 24, 2021)
Common Stock Subject to Possible Redemption ($)	$307,548,380	$42,451,620	$350,000,000

Class A common stock, $0.0001 par value	425	(425)	—
Class B common stock, $0.0001 par value	875	—	875
Additional Paid in Capital	10,132,620	(10,108,497)	24,123
Accumulated Deficit	(5,133,914)	(32,342,698)	(37,476,612)
Total Stockholders’ Equity (Deficit)	$5,000,006	$(42,451,620)	$(37,451,614)
Number of Class A common stock Subject to Redemption	30,754,838	4,245,162	35,000,000

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s final prospectus filed with the SEC on March 11, 2021, its quarterly report on Form 10-Q for the quarter ended March 31, 2021 and filed with the SEC on May 24, 2021, and its quarterly report on Form 10-Q for the quarter ended June 30, 2021 and filed with the SEC on August 13, 2021. The interim results for the three months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $941,196 and $0 cash and did not have any cash equivalents as of September 30, 2021 and December 31, 2020, respectively.

Investments Held in Trust Account

At September 30, 2021, the assets held in the Trust Account were money market funds. During the three months ended September 30, 2021, the Company did not withdraw any interest income from the Trust Account to pay its tax obligations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation limit of $250,000. At September 30, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risk on such account.

Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). Shares of Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, 35,000,000 shares of Class A common stock subject to possible redemption were presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

Net Income per Share of Common Stock

The Company has two classes of common stock, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of stock. The 13,000,000 shares of common stock underlying the outstanding warrants of the Company were excluded from diluted earnings per share for the three and nine months ended September 30, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per share of common stock is the same as basic net income per share of common stock for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of common stock:

	For the three months ended September 30, 2021		For the nine months ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$3,438,638	$859,660	$4,584,618	$1,549,862
Denominator:
Weighted-average shares outstanding	35,000,000	8,750,000	25,897,436	8,754,808
Basic and diluted net income per share	$0.10	$0.10	$0.18	$0.18

Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A— “Expense of Offering”. Offering costs consist of legal, accounting, underwriting fees and other costs that are directly related to the IPO. Offering costs amounting to $19,691,331 (consisting of $7,000,000 in underwriting commissions, $12,250,000 of deferred underwriters’ fee and $441,331 of other offering costs) were incurred, of which $754,694 was allocated to warrants and expensed and $18,911,144 were charged to temporary equity.

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

The Company accounts for its 13,000,000 warrants (including 7,000,000 Public Warrants (as defined below) and 6,000,000 Private Placement Warrants) as derivative warrant liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s condensed statement of operations. The fair value of warrants issued by the Company in connection with the Private Placement has been estimated using Black-Scholes Option Pricing Method at each measurement date.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2021 and December 31, 2020, the deferred taxes were de minimis.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Standards

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Note 4 — Initial Public Offering

On March 12, 2021, the Company sold 35,000,000 Units at a price of $10.00 per Unit, including the issuance of 4,500,000 Units as a result of the underwriters’ partial exercise of their over-allotment option. Each Unit consists of one share of Class A common stock, par value $0.0001 per share and one-fifth of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 8). The Company paid an underwriting discount at the closing of the IPO of $7,000,000.

All of the 35,000,000 shares of Class A common stock sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s Amended and Restated Certificate of Incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity.

If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company recognizes changes in redemption value immediately as they occur. Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable common stock resulted in charges against additional paid-in capital and accumulated deficit.

As of September 30, 2021, the shares of common stock reflected on the balance sheet were reconciled in the following table:

Gross proceeds from IPO	$350,000,000
Less:
Proceeds allocated to Public Warrants	(13,431,557)
Common stock issuance costs	(18,936,637)
Plus:
Accretion of carrying value to redemption value	32,368,194
Contingently redeemable common stock	$350,000,000

Note 5 — Private Placement

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 6,000,000 Private Placement Warrants, at a price of $1.50 per Private Placement Warrant, for an aggregate purchase price of $9,000,000. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at $11.50 per share. A portion of the proceeds from the Private Placement Warrants was added to the proceeds from the IPO held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants will expire worthless.

Note 6 — Related Party Transactions

Founder Shares

On December 23, 2020, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration of 5,750,000 shares of the Company’s Class B common stock (the “Founder Shares”). On February 17, 2021, the Company effected a 0.5 for 1 stock dividend for each share of Class B common stock outstanding, resulting in an aggregate of 8,625,000 shares of Class B common stock issued and outstanding. On March 9, 2021, the Company effected a 0.0166667 for 1 stock dividend for each share of Class B common stock outstanding, resulting in an aggregate of 8,768,750 shares of Class B common stock issued and outstanding. The Founder Shares included an aggregate of up to 1,143,750 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full. On March 12, 2021, the underwriters partially exercised their over-allotment option, hence, 1,125,000 Founder Shares were no longer subject to forfeiture, and 18,750 Founder Shares were forfeited. As a result, the number of shares of Class B common stock outstanding at March 12, 2021 was 8,750,000.

Promissory Note — Related Party

The Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for the payment of costs related to the IPO. The promissory note was non-interest bearing, unsecured and due on the earlier of June 30, 2021 or the closing of the IPO. The balance of $109,392 was paid in full during the year and draw down requests on the principal of the promissory note are no longer available following June 30, 2021.

Administrative Service Fee

The Company has agreed, commencing on the effective date of the IPO through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, administrative and support services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The amount of the administrative service fee for the three and nine months ended September 30, 2021 was $30,000 and $66,000, respectively.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2021 and December 31, 2020, no Working Capital Loans were outstanding.

Note 7 — Commitments & Contingencies

Registration Rights

The holders of the Founder Shares, Private Placement Warrants, and warrants that may be issued upon conversion of Working Capital Loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the IPO requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to shares of Class A common stock). The holders of at least 15% of the then outstanding-number of these securities will be entitled to make up to three demands, excluding short-form registration demands, that the Company register such securities. In addition, the holders will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

The Private Placement Warrants will be identical to the Public Warrants underlying the Units being sold in the IPO, except that the Private Placement Warrants and the shares of common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions, and will be entitled to certain registration rights (see Note 7). Additionally, the Private Placement Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by such holders on the same basis as the Public Warrants.

Note 9 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. At September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 300,000,000 shares of Class A common stock at par value of $0.0001 each. As of September 30, 2021 and December 31, 2020, there were no shares of Class A common stock issued or outstanding, excluding 35,000,000 and 0 shares subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue a total of 20,000,000 shares of Class B common stock at par value of $0.0001 each. At September 30, 2021 and December 31, 2020, there were 8,750,000 and 8,768,750 shares of Class B common stock issued and outstanding, respectively.

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

Investments Held in Trust Account

As of September 30, 2021, the investments in the Company’s Trust Account consisted of $350.0 million in U.S. Money Market funds. The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments.

Recurring Fair Value Measurements

The Company’s permitted investments consist of U.S. Money Market funds. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets. The Company’s initial value of the warrant liability was based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets and classified as level 3.

In April 2021, the Public Warrants began trading on the New York Stock Exchange and the Public Warrants were reclassified as Level 1 due to the use of an observable market price of these warrants.

The Company utilizes a Black-Scholes Option Pricing Model to value the Private Placement Warrants at each reporting period, with changes in fair value recognized in the condensed statement of operations. The estimated fair value of the Private Placement Warrant liability is determined using Level 3 inputs.

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

The following table presents fair value information as of September 30, 2021 of the Company’s financial the valuation techniques the Company utilized to determine such fair value.

	Total	Level 1	Level 2	Level 3
Assets
Investments held in Trust Account - U.S. Money Market	$350,019,180	$350,019,180	$—	$—
Liabilities
Public warrant liability	6,090,000	6,090,000	—	—
Private placement warrant liability	8,835,898	—	—	8,835,898
	$14,925,898	$6,090,000	$—	$8,835,898

The following table presents the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value:

Fair value as of December 31, 2020	$—
Initial measurement on March 12, 2021	26,808,265
Transfer of public warrants to Level 1 measurement	(9,765,000)
Change in fair value	(8,207,367)
Fair Value as of September 30, 2021	$8,835,898

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

The following table provides quantitative information regarding Level 3 fair value measurements:

At September 30, 2021
Stock price	$9.75
Strike price	$11.50
Term (in years)	5
Volatility	22.2%
Risk-free rate	0.98%
Dividend yield	0.0%

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

For the three months ended September 30, 2021, we had net income of $4,298,298. We incurred $381,691 of formation and operating costs, consisting of general and administrative expenses. We had investment income of $8,823 from investments held in the Trust Account and a decrease in the fair value of our warrants that generated $4,671,166 in income.

For the nine months ended September 30, 2021, we had net income of $6,134,480. We incurred $635,665 of formation and operating costs, consisting mostly of general and administrative expenses. We had investment income of $19,180 from investments held in the Trust Account. For the nine months ended September 30, 2021, the change in fair value of warrants was a decrease in the liability generating $11,882,367 of income. We recognized a loss on the sale of Private Placement Warrants of $4,376,708, resulting from the initial fair value of the Private Placement Warrants exceeding the cash received during the private placement. We also reclassified $754,694 of offering costs that were originally recorded against stockholders’ equity to expenses that were related to the issuance of the warrants.

Liquidity and Capital Resources

As of September 30, 2021, we had cash outside the Trust Account of $ 941,196 available for working capital needs. All remaining cash held in the Trust Account is generally unavailable for our use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem common stock. As of September 30, 2021, none of the funds in the Trust Account was available to be withdrawn as described above.

Through September 30, 2021, our liquidity needs were satisfied through receipt of $25,000 from the sale of the Founder Shares, advances from the Sponsor in an aggregate amount of $12,500 and the remaining net proceeds from the IPO and the sale of the Private Placement Warrants.

We anticipate that the $941,196 outside of the Trust Account as of September 30, 2021 will be sufficient to allow us to operate for at least the next 12 months from the issuance of the unaudited condensed financial statements, assuming that a Business Combination is not consummated during that time. Until consummation of our Business Combination, we will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 6) from the Sponsor, our officers and directors, or their respective affiliates (which is described in Note 6), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimates of the costs of undertaking in-depth due diligence and negotiating an initial Business Combination is less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to the Business Combination. Moreover, we may need to raise additional capital through loans from our Sponsor, officers, directors, or third parties. None of the Sponsor, officers or directors is under any obligation to advance funds to, or to invest in, us. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.

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

We issued an aggregate of 13,000,000 warrants in connection with our IPO and private placement, which are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrants as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of our Public Warrants is based on the closing market price on the last day of the quarter and the fair value of our Private Placement Warrants has been estimated using a Black-Scholes Option Pricing Model.

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

Under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officers and principal financial officer have concluded that as of September 30, 2021, our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended September 30, 2021.

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of June 30, 2021.

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

FOREST ROAD ACQUISITION CORP. II

Date: November 15, 2021	By:	/s/ Thomas Staggs
	Name:	Thomas Staggs
	Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: November 15, 2021	By:	/s/ Kevin Mayer
	Name:	Kevin Mayer
	Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: November 15, 2021	By:	/s/ Idan Shani
	Name:	Idan Shani
	Title:	Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)