Form 10-Q/A
period 2021-09-30
Forest Road Acquisition Corp. II
filed 2022-01-20
CIK 1840161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

As of January 18, 2022, there were 35,000,000 shares of Class A common stock, par value $0.0001 per share, and 8,750,000 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

FOREST ROAD ACQUISITION CORP. II

EXPLANATORY NOTE

Forest Road Acquisition Corp. II (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 (this “Form 10-Q/A”), to amend and restate certain terms in its unaudited financial statements included in its Quarterly Reports on Form 10-Qs for the quarters ended March 31, 2021 and June 30, 2021.

Background of Restatement

The Company has re-evaluated the Company’s application of ASC 480-10-S99-3A to its accounting classification of the redeemable Class A common stock, par value $0.0001 per share (the “Public Shares”), issued as part of the units sold in the Company’s initial public offering (the “IPO”) on March 12, 2021. Historically, a portion of the Public Shares was classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Company’s amended and restated certificate of incorporation (the “Charter”). Pursuant to such re-evaluation, the Company’s management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. In addition, in connection with the change in presentation for the Public Shares, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a business combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company. On December 15, 2021, the audit committee of the board of directors of the Company (the “Audit Committee”) determined, after discussion with its advisors, that the Company’s (i) audited balance sheet as of March 12, 2021 filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 18, 2021 (the “Post-IPO Balance Sheet”), (ii) unaudited financial statements as of and for the quarter ended March 31, 2021 contained in the Company’s Quarterly Report on Form 10-Q filed on May 24, 2021 and (iii) unaudited financial statements as of and for the quarter ended June 30, 2021 contained in the Company’s Quarterly Report on Form 10-Q filed on August 13, 2021 ((ii) and (iii) collectively, the “Affected Periods”) should no longer be relied upon and should be restated to report all Public Shares as temporary equity. As such, the Company is restating the Company’s financial statements for the Affected Periods in this Form 10-Q/A and plans to restate the Post-IPO Balance Sheet in a future filing.

The restatement does not have an impact on the Company’s cash position or amount held in the Company’s trust account.

The financial information that has been previously filed or otherwise reported for the Affected Periods is superseded by the information in this Form 10-Q/A, and the financial statements and related financial information contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 (the “Original Quarterly Report”) should no longer be relied upon. On December 16, 2021, the Company filed a Current Report on Form 8-K disclosing the Audit Committee’s conclusion that the financial statements for the Affected Periods and the Post-IPO Balance Sheet should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein. The following items have been amended to reflect the restatements:

Part I, Item 1, Financial Statements,

Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations,

Part I, Item 4, Controls and Procedures, and

Part II, Item 1A, Risk Factors.

In addition, the Company’s Chief Executive Officers and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Amendment No. 1 (Exhibits 31.1, 31.2, 31.3, 32.1, 32.2 and 32.3).

Except as described above, this Form 10-Q/A does not amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this Amendment does not reflect or purport to reflect any information or events subsequent to the Original Quarterly Report. Accordingly, this Form 10-Q/A should be read in conjunction with the Original Quarterly Report and the Company’s other filings with the SEC. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Original Quarterly Report.

Internal Control Considerations

In connection with the restatement, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of September 30, 2021. The Company’s management has concluded that, in light of the errors described above, and the filing of the Original Quarterly Report, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. Management plans to enhance the system of evaluating and implementing the accounting standards that apply to the Company’s financial statements, including enhanced training of our personnel and increased communication among our personnel and third-party professionals with whom we consult regarding application of complex financial instruments. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part I, Item 4, “Controls and Procedures” of this Form 10-Q/A.

FOREST ROAD ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FOREST ROAD ACQUISITION CORP. II
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash	$941,196	$—
Prepaid expenses	210,027	—
Deferred offering costs	—	42,500
Total current assets	1,151,223	42,500
Prepaid expenses – non-current	91,545	—
Investments held in trust account	350,019,180	—
Total noncurrent assets	350,110,725	—
Total assets	$351,261,948	$42,500

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$145,575	$5,811
Taxes payable	150,000	—
Promissory note – related party	—	12,500
Total current liabilities	295,575	18,311
Warrant liabilities	14,925,898	—
Deferred underwriters’ discount payable	12,250,000	—
Total liabilities	27,471,473	18,311

Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 35,000,000 and 0 shares issued and outstanding at redemption value of $10.00 per share at September 30, 2021 and December 31, 2020, respectively	350,000,000	—

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 300,000,000 shares authorized, none issued and outstanding, excluding 35,000,000 shares subject to redemption at September 30, 2021	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 8,750,000 and 8,768,750 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	875	877
Additional paid-in capital	—	24,123
Accumulated deficit	(26,210,400)	(811)
Total stockholders’ equity (deficit)	(26,209,525)	24,189
Total liabilities and stockholders’ equity (deficit)	$351,261,948	$42,500

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

Note 2 — Restatement of Previously Issued Financial Statements

In connection with the preparation of the Company’s financial statements as of September 30, 2021, management determined it should restate its previously reported financial statements. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A common stock while also taking into consideration its Amended and Restated Certificate of Incorporation’s requirement that a redemption cannot result in net tangible assets being less than $5,000,001. Upon review of its financial statements for the period ended September 30, 2021, the Company reevaluated the classification of the Class A common stock and determined that the Class A common stock issued during the IPO and pursuant to the exercise of the underwriters’ overallotment can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control under ASC 480-10-S99. Therefore, management concluded that the temporary equity should include all Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being classified as temporary equity in its entirety. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), retained earnings (accumulated deficit) and Class A common stock.

In connection with the change in presentation for the Class A common stock subject to redemption, the Company also restated its earnings per share calculation to allocate net income (loss) pro rata to Class A common stock subject to redemption and those that are not subject to redemption. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company.

There has been no change in the Company’s total assets, liabilities or operating results.

The impact of the restatement on the Company’s financial statements is reflected in the following table:

Unaudited Balance Sheet as of March 31, 2021	As Reported	Restatement	As Restated
Common Stock Subject to Possible Redemption	$312,101,570	$37,898,430	$350,000,000
Class A Common Stock, $0.0001 Par Value	379	(379)	-
Additional Paid in Capital	5,553,983	(5,553,983)	-
Accumulated Deficit	(555,226)	(32,344,068)	(32,899,294)
Total Stockholders’ Equity (Deficit)	$5,000,011	$(37,898,430)	$(32,898,419)
Number of Shares Subject to Redemption	31,210,157	3,789,843	35,000,000

Unaudited Statement of Operations For the three months ended March 31, 2021	As Reported	Restatement	As Restated
Weighted Average Shares Outstanding, Redeemable Class A Common Stock	30,000,000	(22,222,222)	7,777,778
Weighted Average Shares Outstanding, Class B Common Stock	8,764,583	209	8,764,792
Basic and Diluted Net Loss Per Share - Redeemable Shares of Class A Common Stock	$-	$(0.03)	$(0.03)
Basic and Diluted Net Loss Per Share - Non-Redeemable Shares of Class B Common Stock	$(0.06)	$0.03	$(0.03)

Unaudited Balance Sheet as of June 30, 2021	As Reported	Restatement	As Restated
Common Stock Subject to Possible Redemption ($)	$314,492,172	$35,507,828	$350,000,000
Class A Common Stock, $0.0001 par value	355	(355)	-
Additional Paid in Capital	3,163,405	(3,163,405)	-
Accumulated Deficit	1,835,371	(32,344,068)	(30,508,697)
Total Stockholders’ Equity (Deficit)	$5,000,006	$(35,507,828)	$(30,507,822)
Number of Shares Subject to Redemption	31,449,217	3,550,783	35,000,000

Unaudited Statement of Operations For the three and six months ended June 30, 2021	As Reported	Restatement	As Restated
Three Months Ended June 30, 2021
Weighted Average Shares Outstanding, Redeemable Class A Common Stock	30,000,000	5,000,000	35,000,000
Basic and Diluted Net Income Per Share - Redeemable Shares of Class A Common Stock	$-	$0.05	$0.05
Basic and Diluted Net Income Per Share - Non-Redeemable Shares of Class B Common Stock	$0.27	$(0.22)	$0.05
Six Months Ended June 30, 2021
Weighted Average Shares Outstanding, Redeemable Class A Common Stock	30,000,000	(8,535,912)	21,464,088
Weighted Average Shares Outstanding, Non-redeemable Class B Common Stock	8,757,355	(104)	8,757,251
EPS - Redeemable Shares of Class A Common Stock	$-	$0.06	$0.06
EPS - Non-Redeemable Shares of Class B Common Stock	$0.21	$(0.15)	$0.06

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

Note 11 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events, other than the restatement discussed in Note 2, that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this report including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

This Management’s Discussion and Analysis of Financial Condition has been restated to give effect to the financial statements as of March 31, 2021 and June 30, 2021. Management re-evaluated the Company’s application of ASC 480-10-99 to its accounting classification of Public Shares. In connection with the preparation of the Company’s financial statements as of September 30, 2021, management identified errors made in its historical financial statements where, at the closing of the Company’s IPO, the Company improperly classified a portion of its Class A common stock subject to possible redemption. The Company previously determined the Class A common stock subject to possible redemption cannot result in net tangible assets being less than $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Management determined that the Class A common stock issued during the IPO can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the redemption value should include all Class A common stock subject to possible redemption. In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, management has concluded the classification error related to temporary equity and permanent equity was material to the historical financial statements. Therefore, the Audit Committee concluded, after discussion with the Company’s management and its advisors, that the Company’s previously issued financial statements impacted should be restated. This resulted in a restatement to temporary equity with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

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

Changes in Internal Control over Financial Reporting

Except as set forth below, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Form 10-Q/A that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has identified a material weakness in internal controls related to the reclassification adjustment of the Class A common stock from permanent equity to temporary equity. In light of the material weakness identified and the resulting restatement, although we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this report, except as set forth below, there have been no material changes from the risk factors previously disclosed in our final prospectus dated March 9, 2021 and filed with the SEC on March 11, 2021 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2021.

We identified an additional material weakness in our internal control over financial reporting relating to our complex financial instruments. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

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

As described elsewhere in this report, our management identified errors made in our historical financial statements where we improperly classified some of our Class A common stock subject to possible redemption. We previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of common stock while also taking into consideration that a redemption cannot result in net tangible assets being less than $5,000,001 pursuant to our amended and restated certificate of incorporation. Management determined that the Class A common stock issued during our initial public offering can be redeemed or become redeemable subject to the occurrence of future events considered outside our control. Therefore, management concluded that temporary equity should include all shares of Class A common stock subject to possible redemption. As a result, management has noted a classification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.  Management concluded that the foregoing constituted a material weakness as of September 30, 2021.

As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Form 10-Q/A present fairly in all material respects our financial position, results of operations and cash flows for the period presented.  However, we cannot assure you that the foregoing will not result in any future material weaknesses or deficiencies in internal control over financial reporting. Even though we have strengthened our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

FOREST ROAD ACQUISITION CORP. II

Date: January 19, 2022	By:	/s/ Thomas Staggs
	Name:	Thomas Staggs
	Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: January 19, 2022	By:	/s/ Kevin Mayer
	Name:	Kevin Mayer
	Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: January 19, 2022	By:	/s/ Idan Shani
	Name:	Idan Shani
	Title:	Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)