Form 10-K
period 2021-12-31
Forest Road Acquisition Corp. II
filed 2022-04-15
CIK 1840161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number: 001-40181

FOREST ROAD ACQUISITION CORP. II

(Exact name of registrant as specified in its charter)

Delaware	86-1376005
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1177 Avenue of the Americas, 5th Floor New York, New York	10036
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (917) 310-3722

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Units, each consisting of one share of Class A Common Stock and one-fifth of one Redeemable Warrant	FRXB.U	The New York Stock Exchange
Class A Common Stock, par value $0.0001 per share	FRXB	The New York Stock Exchange
Redeemable Warrants, each exercisable for one share of Class A Common Stock for $11.50 per share	FRXB WS	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐ No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒ No  ☐

The aggregate market value of the shares of Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A common stock on June 30, 2021, as reported on the New York Stock Exchange was $343,000,000.

As of April 13, 2022, there were 35,000,000 shares of Class A common stock, par value $0.0001 per share, and 8,750,000 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;
●	The lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	our financial performance.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“board of directors” or “board” are to the board of directors of the Company;

●	“Cantor” refers to Cantor Fitzgerald & Co., one of the representatives of the underwriters in our initial public offering;

●	“Class A common stock” are to the shares of Class A common stock of the Company, par value $0.0001 per share;

●	“Class B common stock” are to the shares of Class B common stock of the Company, par value $0.0001 per share;

●	“common stock” are to the Class A common stock and the Class B common stock;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account and warrant agent of our public warrants;

●	“DGCL” are to the Delaware General Corporation Law;

●	“directors” are to our current directors;

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FINRA” are to the Financial Industry Regulatory Authority;

●	“Forest Road” refers to The Forest Road Company, LLC, an affiliate of our sponsor;

ii

●	“FRX I” refers to Forest Road Acquisition Corp. (NYSE: BODY), a special purpose acquisition company that consummated its initial business combination with The Beachbody Company Group, LLC and Myx Fitness Holdings, LLC on June 25, 2021;

●	“founder shares” are to the shares of Class B common stock initially purchased by our sponsor in a private placement prior to our initial public offering and the shares of Class A common stock that will be issued upon the automatic conversion of the shares of Class B common stock at the time of our initial business combination as described herein;

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“initial business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

●	“initial public offering” or “IPO” are to the initial public offering that was consummated by the Company on March 12, 2021;

●	“initial stockholders” are to holders of our founder shares prior to our initial public offering;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“management” or our “management team” are to our executive officers and directors;

●	“Morgan Stanley” refers to Morgan Stanley & Co. LLC, one of the representatives of the underwriters in our initial public offering.

●	“NYSE” are to the New York Stock Exchange;

●	“our team” are to our executive officers, directors, and strategic advisors;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our initial public offering;

●	“public shares” are to shares of Class A common stock sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our initial stockholders and team to the extent our initial stockholders and/or members of our team purchase public shares, provided that each initial stockholder’s and member of our team’s status as a “public stockholder” will only exist with respect to such public shares;

●	“public warrants” are to warrants sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“Registration Statement” are to the Form S-1 initially filed with the SEC on February 18, 2021 (File No. 333-253274), as amended, and the Form S-1MEF filed with the SEC on March 9, 2021 (File No. 333-254065);

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2021;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“sponsor” or “Sponsor” are to Forest Road Acquisition Sponsor II LLC, a Delaware limited liability company;

●	“TMTC” are to businesses in the technology, media, telecommunications, and consumer space;

●	“trust account” are to the U.S.-based trust account in which an amount of $350,000,000 from the net proceeds of the sale of the units in the initial public offering and private placement warrants was placed following the closing of the initial public offering;

●	“units” are to the units sold in our initial public offering, which consist of one public share and one-fifth of one public warrant;

●	“we,” “us,” “Company” or “our company” are to Forest Road Acquisition Corp. II; and

●	“Withum,” are to WithumSmith+Brown, PC, our independent registered public accounting firm.

iii

PART I

Item 1. Business.

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting our initial business combination.

Initial Public Offering

On March 12, 2021, we consummated our initial public offering of 35,000,000 units, which included 4,500,000 units issued pursuant to the partial exercise by the underwriters of their over-allotment option. Each unit consists of one share of Class A common stock, and one-fifth of one redeemable warrant of the Company, with each warrant entitling the holder thereof to purchase one share of common stock for $11.50 per whole share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $350,000,000.

Simultaneously with the closing of the initial public offering, we completed the private sale of an aggregate of 6,000,000 warrants to our sponsor at a purchase price of $1.50 per private placement warrant, generating gross proceeds of $9,000,000.

A total of $350,000,000, comprised of $343,000,000 of the proceeds from the initial public offering and $7,000,000 of the proceeds of the sale of the private placement warrants, was placed in the trust account maintained by Continental, acting as trustee.

Our management team is led by Thomas Staggs, our Co-Chief Executive Officer and Co-Chairperson, and Kevin Mayer, our Co-Chief Executive Officer and Co-Chairperson. We must complete our initial business combination by March 12, 2023, which is 24 months from the closing of our initial public offering. If our initial business combination is not consummated by March 12, 2023, then our existence will terminate, and we will distribute all amounts in the trust account.

Market Opportunity

The acceleration of disruptive trends across the TMTC space is creating substantial opportunity for companies to innovate and grow. The pace of change has increased given the effects of the global pandemic rendering an ever-greater number of public-ready businesses taking advantage of the transition from analog to digital consumption formats. We seek out companies that are best positioned to benefit from continued shifts in consumer behavior, have the potential to be category leaders, and where scale benefits reinforce value across commercial networks. We have a leadership team that has extensive experience driving success across the TMTC complex, which we believe enhances our ability to attract high-quality merger candidates and to optimize commercial performance post-combination. We have focused and will continue to focus on businesses that leverage the following macro themes:

●	Consumer behavior fundamentally changing. Technology is redefining the way consumers interact with the world. The proliferation of high-speed internet service and connected devices has enabled consumer internet applications to become the dominant means by which a vast and growing number of consumers interact socially, meet transportation and dining needs, experience media and entertainment, discover and purchase goods, obtain financial services, and engage in lifestyle related activities. New customer cohorts are emerging daily, which together with the deployment of 5G internet is expected to extend and amplify the runway for growth.

●	Social community aggregation platforms are transforming how culture is created. Shared experiences within virtual communities have transformed business models across social media, lifestyle and fitness, mobile games, OTT video, sports betting, and various other consumer sub-verticals. Companies are pursuing platform strategies that connect content creators, educators, experts, and brands to consumers driving network effects that optimize user acquisition and retention, while enabling durable monetization models.

●	Premium IP driving significant value expansion. Technology, media, and entertainment companies are increasingly focused on creating and acquiring IP with wide appeal and franchise potential. Given the high volume of content produced annually, it has become imperative to own or have advantaged access to premium IP that stands out and resonates with audiences as well as offers monetization opportunities beyond traditional avenues. The quest for a greater share of the consumer wallet and engagement has resulted in large scale strategic activity, such as Disney’s acquisition of 21st Century Fox and AT&T’s acquisition of Time Warner, as well as increased investments in original and licensed content by subscription video on demand services, such as Netflix. The limited supply of premium IP and high consumer demand has led to substantial competition and has driven an increase in the value of content.

●	Cutting-edge technologies facilitating new offerings. Next generation technology tool sets are being made available to a wider swath of market participants unlocking myriad growth opportunities. Increasingly, society has broad access to technological infrastructure that new businesses can build upon and consumers can utilize for entertainment and communication. Innovations in gaming, computing power, artificial intelligence, augmented reality and virtual reality, and digital video and audio consumption create new avenues of entertainment, while 5G and the proliferation of high-speed internet is enabling these experiences to flourish.

●	Evolving ecosystem reshaping traditional business models. Market leaders continue to look for new ways to leverage their premium assets and key brands. Traditionally segregated business models are converging as the ability to monetize across multiple channels becomes imperative. New consumer options span from à la carte purchase to free, ad-supported, subscription, and micro-transaction models, as well as new bundled service offerings. Additionally, businesses are capitalizing on existing IP through 360-degree monetization, expanding the use case into other revenue-generating opportunities, such as consumer products and licensing, interactive entertainment, theme parks, and other experiences.

●	Companies in need of capital due to idiosyncratic market conditions. Market dislocation and unforeseen economic circumstances caused by COVID-19 have challenged the TMTC landscape, adversely impacting the revenues and cash flows of many corporations, large private equity portfolio companies, and private founder-owned companies, requiring them to raise equity capital. Within the media landscape, many segments including content production, live events, and sports, as well as the services that support these segments, are in need of additional capital, even while maintaining sound defensible market positions. This dislocation creates potential investment opportunities to support these businesses to survive the current environment and maintain their leading market positions.

Business Strategy

Our strategy is and will continue to be to identify and partner with high-growth businesses in the TMTC space that can benefit from the investment and operational expertise of our team to deliver value to our stockholders.

We believe that the media and entertainment, lifestyle, fitness, sports, and live event industries are undergoing rapid and aggressive technology-induced change, resulting in secular growth as consumer reach and engagement opportunities expand and new monetization opportunities emerge. We believe that our team offers a differentiated value proposition to potential targets combining deep operational insights and marketplace recognition across the TMTC investor base.

Our selection process leverages our team’s and Forest Road’s deep relationship network, industry experiences, and deal sourcing capabilities to access a broad spectrum of differentiated opportunities. Specifically, we expect the relationships and reputation we have built in the TMTC space will provide us an opportunity to source proprietary deal flow from certain of our clients, their affiliates, and colleagues, as well as provide differentiated sources of intelligence for the team to analyze as we work through business and transaction due diligence to ensure we are partnering with a fundamentally sound long-term company. Members of our team have communicated and will continue to communicate with their network of relationships to articulate our initial business combination criteria, including the parameters of our search for a target business, and have begun the disciplined process of pursuing and reviewing promising leads.

Competitive Advantages

We capitalize on the ability of our team to identify, acquire, and operate a business that will benefit from their involvement by utilizing the following differentiating factors to our advantage:

●	Expertise in operating businesses. Our team has a track record of building industry-leading companies to deliver stockholder value over an extended time period. As a public entity, we believe we can offer a wide range of advantages to stockholders. These include, but are not limited to, utilizing our team’s collective skills and experience that have the potential to catalyze accelerated and profitable growth, broader access to debt and equity capital providers, liquidity alternatives for employees and investors, public currency for potential acquisitions, and improved branding in the marketplace.

●	History of transformational acquisitions. Members of our team have been involved in noteworthy content and IP transactions in the TMTC space, including but not limited to, the acquisitions of Capital Cities/ABC, Pixar, Marvel Entertainment, Lucasfilm, 21st Century Fox, and BAMTech by Disney.

●	Proprietary sourcing network. We believe our selection process will leverage our team’s and Forest Road’s networks of industry, private equity sponsor, growth equity investor, and lending community relationships as well as relationships with management teams of public and private companies, investment bankers, consultants, advisers, attorneys, and accountants, which we believe will provide us with a number of business combination opportunities. We believe that our network within the TMTC space is deep and that our team is well positioned to identify high-growth acquisition opportunities across the evolving and disrupted landscape.

●	Execution and structuring capabilities. We believe our team’s combined expertise and reputation will allow us to source and complete transactions possessing structural attributes that create an attractive investment thesis. These types of transactions are typically complex and require creativity, industry knowledge and expertise, rigorous due diligence, and extensive negotiations and documentation. We believe that by focusing our investment activities on these types of transactions, we will be able to generate investment opportunities that have attractive risk/reward profiles based on their valuations and structural characteristics.

Our Business Combination Criteria

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe will be important in evaluating prospective target businesses. We have used and will continue to use these criteria and guidelines in evaluating initial business combination opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines. We seek to identify and acquire high-quality companies in the TMTC space that possess the following characteristics:

●	Simple, predictable, and free-cash-flow-generative. We seek companies with a proven track record of growth and profitability and predictable future financial performance that we expect will generate strong, sustainable growth in cash flows over the long term.

●	Formidable barriers to entry. We seek companies that have long-term sustainable competitive advantages, significant barriers to entry, including significant upfront investment costs, or “wide moats,” around their business, and low risks of disruption caused by competition, innovation, and new entrants.

●	Well-positioned in evolving market landscape. We seek companies that are well-positioned to benefit from new content and distribution dynamics, unlocking new growth opportunities.

●	Attractive valuation. We seek companies at an attractive valuation relative to their long-term intrinsic value.

●	Positioned to benefit from public currency. We seek companies that demonstrate public market readiness and will use access to public equity markets to pursue accretive acquisitions, high-return capital projects, strengthen the balance sheet, and recruit and retain key employees.

●	Strong management and governance. We seek companies that have trustworthy, talented, experienced, and highly competent management teams. These companies may be led by entrepreneurs who are looking for a partner with our expertise to execute on the next stage of their growth. For target companies that require new management, we will leverage our team’s experience in identifying and recruiting top talent.

●	Platform for inorganic growth. We seek companies that can serve as a platform for future synergistic acquisitions.

These criteria and guidelines are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors, and criteria that our team may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial business combination, which, as discussed in this Report, would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC.

Initial Business Combination

In accordance with the rules of the NYSE, our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the trust account (excluding the amount of deferred underwriting discounts held in trust and taxes payable on the income earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to satisfaction of such criteria. Our stockholders may not be provided with a copy of such opinion nor will they be able to rely on such opinion. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective businesses, but if the business combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as our initial business combination for purposes of a seeking stockholder approval or conducting a tender offer, as applicable. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination.

We anticipate structuring our initial business combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the outstanding equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the prior owners of the target business, the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target business or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target business or issue a substantial number of new shares to third parties in connection with financing our initial business combination. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% fair market value test.

We may need to obtain additional financing to complete our initial business combination, either because the transaction requires more cash than is available from the proceeds held in our trust account or because we become obligated to redeem a significant number of our public shares upon completion of the business combination, in which case we may issue additional securities or incur debt in connection with such business combination. There are no prohibitions on our ability to issue securities or incur debt in connection with our initial business combination.

Sourcing of Potential Initial Business Combination Targets

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, executive officers, or directors, or completing the business combination through a joint venture or other form of shared ownership with our sponsor, executive officers, or directors. In the event we seek to complete an initial business combination with a target that is affiliated with our sponsor, executive officers, or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions stating that such an initial business combination is fair to our company from a financial point of view.

Members of our team directly or indirectly own founder shares and/or private placement warrants following our initial public offering and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers, directors and director nominees may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers, directors and director nominees was included by a target business as a condition to any agreement with respect to our initial business combination.

Members of our management presently have, and any of them in the future may have fiduciary or contractual obligations to, or have affiliations with, another entity, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for such an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity or to pursue it for another entity’s account. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors materially affect our ability to complete our initial business combination.

Our team has agreed not to participate in the formation of, or become an officer, director or strategic advisor of, any other special purpose acquisition company with a class of securities registered under the Exchange Act without our prior written consent, which will not be unreasonably withheld. Although we have no formal policy in place for vetting potential conflicts of interest, our board of directors will review any potential conflicts of interest on a case-by-case basis. Hence we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

Financial Position

With funds available for a business combination in the amount of $337,778,004 as of December 31, 2021, after payment of $12,250,000 of deferred underwriting fees, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated certificate of incorporation. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek stockholder approval for business or other legal reasons.

Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

TYPE OF TRANSACTION	WHETHER STOCKHOLDER APPROVAL IS REQUIRED
Purchase of assets	No
Purchase of stock of target not involving a merger with the company.	No
Merger of target into a subsidiary of the company.	No
Merger of the company with a target	Yes

Under NYSE’s listing rules, stockholder approval would be required for our initial business combination if, for example:

●	we issue shares of Class A common stock that will be equal to or in excess of 20% of the number of shares of our Class A common stock then outstanding;

●	any of our directors, officers, or substantial stockholders (as defined by NYSE rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding common shares or voting power of 5% or more; or

●	the issuance or potential issuance of common stock will result in our undergoing a change of control.

Permitted Purchases of Our Securities

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, initial stockholders, directors, executive officers, or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares our initial stockholders, directors, officers, or their affiliates may purchase in such transactions, subject to compliance with applicable law and NYSE rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares or public warrants in such transactions. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.

In the event that our sponsor, initial stockholders, directors, officers, or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of any such purchases of shares could be to (i) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our Class A common stock or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, initial stockholders, officers, directors and/or their affiliates may identify the stockholders with whom our initial stockholders, officers, directors or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders (in the case of Class A common stock) following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such stockholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the stockholder meeting related to our initial business combination. Our sponsor, executive officers, directors or any of their affiliates will select which stockholders to purchase shares from based on a negotiated price and number of shares and any other factors that they may deem relevant, and will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws. Our sponsor, officers, directors and/or their affiliates will be restricted from making purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. We expect any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchases are subject to such reporting requirements.

Redemption Rights for Public Stockholders upon Completion of Our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account (which interest shall be net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations and on the conditions described herein. As of December 31, 2021, the amount in the trust account is was approximately $10.00 per public share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the representatives of the underwriters. Our initial stockholders, sponsor, officers, and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares they may hold in connection with the completion of our initial business combination.

Limitations on Redemptions

Our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed initial business combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners; (ii) cash for working capital or other general corporate purposes; or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares in connection with such initial business combination, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances, or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into following consummation of our initial public offering, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the initial business combination or (ii) without a stockholder vote by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed initial business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under applicable law or stock exchange listing requirements. Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. So long as we obtain and maintain a listing for our securities on NYSE, we will be required to comply with NYSE’s stockholder approval rules.

The requirement that we provide our public stockholders with the opportunity to redeem their public shares by one of the two methods listed above will be contained in provisions of our amended and restated certificate of incorporation and will apply whether or not we maintain our registration under the Exchange Act or our listing on NYSE. Such provisions may be amended if approved by holders of 65% of our common stock entitled to vote thereon. If we amend such provisions of our amended and restated certificate of incorporation, we will provide our public stockholders with the opportunity to redeem their public shares in connection with a stockholder meeting.

If we provide our public stockholders with the opportunity to redeem their public shares in connection with a stockholder meeting, we will

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the Company representing a majority of the voting power of all outstanding shares of capital stock of the Company entitled to vote at such meeting. Our initial stockholders will count towards this quorum and, pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote any founder shares they hold and any public shares purchased during or after our initial public offering (including in open market and privately-negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial stockholders’ founder shares, we would need only 13,125,001, or 37.5%, of the 35,000,000 public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all outstanding shares are voted). These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction or whether they were a stockholder on the record date for the stockholder meeting held to approve the proposed transaction.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

●	file tender offer documents with the SEC prior to completing our initial business combination, which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets to be less than $5,000,001. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

Upon the public announcement of our initial business combination, if we elect to conduct redemptions pursuant to the tender offer rules, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our Class A common stock in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

We intend to require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their stock certificates to our transfer agent or deliver their shares to our transfer agent electronically using the DWAC system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a stockholder vote, we intend to require a public stockholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. We believe that this will allow our transfer agent to efficiently process any redemptions without the need for further communication or action from the redeeming public stockholders, which could delay redemptions and result in additional administrative cost. If the proposed initial business combination is not approved and we continue to search for a target company, we will promptly return any certificates or shares delivered by public stockholders who elected to redeem their shares.

Our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed initial business combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners; (ii) cash for working capital or other general corporate purposes; or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares in connection with such initial business combination, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances, or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into following consummation of our initial public offering, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

Limitation on Redemption upon Completion of Our Initial Business Combination If We Seek Stockholder Approval

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering (“Excess Shares”) without our prior consent. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor, or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in our initial public offering without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Delivering Stock Certificates in Connection with the Exercise of Redemption Rights

As described above, we intend to require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their stock certificates to our transfer agent or deliver their shares to our transfer agent electronically using the DWAC system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a stockholder vote, we intend to require a public stockholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. Accordingly, a public stockholder would have up to two business days prior to the vote on the initial business combination if we distribute proxy materials, or from the time we send out our tender offer materials until the close of the tender offer period, as applicable, to submit or tender its shares if it wishes to seek to exercise its redemption rights. In the event that a stockholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced process and the act of certificating the shares or delivering them through the DWAC system. The transfer agent will typically charge the broker submitting or tendering shares a fee of approximately $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to submit or tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the proxy materials or tender offer documents, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial business combination is not completed, we may continue to try to complete an initial business combination with a different target March 12, 2023.

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our amended and restated certificate of incorporation provides that we will have only 24 months from the closing of our initial public offering, or until March 12, 2023, to complete our initial business combination. If we are unable to complete our initial business combination by March 12, 2023, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by March 12, 2023.

Our initial stockholders, sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to complete our initial business combination by March 12, 2023 or any extended period of time that we may have to consummate an initial business combination as a result of an amendment to our amended and restated certificate of incorporation. However, if our initial stockholders, sponsor, or management team acquire public shares in or after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination by March 12, 2023.

Our initial stockholders, sponsor, officers and directors have agreed, pursuant to a letter agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by March 12, 2023 or with respect to any other provisions relating to stockholders’ rights (including redemption rights) or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes payable), divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time.

If we do not consummate our initial business combination by the deadline set forth in our amended and restated certificate of incorporation (March 12, 2023), we expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the proceeds held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses. As of December 31, 2021, we held $845,291 in proceeds outside of the trust account.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account and any tax payments or expenses for the dissolution of the trust, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.00. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we have sought and will continue to seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the company under the circumstances. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. The underwriters of our initial public offering and our independent registered public accounting firm will not execute agreements with us waiving such claims to the monies held in the trust account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per public share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per share due to reductions in the value of the trust assets, in each case less taxes payable, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per share.

We have sought and will continue to seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors. As of December 31, 2021, the amount held outside of the trust account was $845,291.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by March 12, 2023 may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by March 12, 2023, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination by March 12, 2023, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following March 12, 2023 and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes and will not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some, or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination by March 12, 2023, (ii) in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by March 12, 2023 or with respect to any other provisions relating to stockholders’ rights (including redemption rights) or pre-initial business combination activity or (iii) if they redeem their respective shares for cash upon the completion of our initial business combination. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

Competition

In identifying, evaluating, and selecting a target business for our initial business combination, we may encounter competition from other entities having a business objective similar to ours, including other special purpose acquisition companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human, and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Employees

We currently have five executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they devote in any time period varies based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.

Periodic Reporting and Financial Information

Our units, Class A common stock, and warrants are registered under the Exchange Act, and as a result, we have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports, including this Report, will contain financial statements audited and reported on by our independent registered public accounting firm.

We will provide stockholders with audited financial statements of the prospective target business as part of the proxy solicitation materials or tender offer documents sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

We filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, or March 12, 2021, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of Class A common stock that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the prior June 30th, and (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the prior June 30th.

Item 1A.  Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	we are a blank check company with no revenue or basis to evaluate our ability to select a suitable business target;

●	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

●	our expectations around the performance of a prospective target business or businesses may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of stockholders requesting redemption;

●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

●	trust account funds may not be protected against third party claims or bankruptcy;

●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination;

●	if the funds held outside of our trust account are insufficient to allow us to operate until at least March 12, 2023, our ability to fund our search for a target business or businesses or complete an initial business combination may be adversely affected;

●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management;

●	our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern, since we will cease all operations except for the purpose of liquidating if we are unable to complete an initial business combination by March 12, 2023;

●	there may be more competition to find an attractive target for an initial business combination, which could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target;

●	changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination;

●	our ability to identify a target and to consummate an initial business combination may be adversely affected by economic uncertainty and volatility in the financial markets, including as a result of the military conflict in Ukraine;

●	we may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability;

●	we may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the initial public offering, which may include acting as a financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination;

●	we may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all;

●	our warrants are accounted for as derivative liabilities and are recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our common stock or may make it more difficult for us to consummate an initial business combination;

●	since our initial stockholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after our initial public offering), and because our sponsor, officers and directors may profit substantially even under circumstances in which our public stockholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination;

●	changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations;

●	the value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.00 per share;

●	Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless; and

●	We have identified a material weakness in our internal control over financial reporting as of December 31, 2021. If we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our Registration Statement, our Quarterly Report on Form 10-Q for the three months ended March 31, 2021 and our amended Quarterly Report on Form 10-Q/A for the three months ended September 30, 2021.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our executive offices are located at 1177 Avenue of the Americas, 5th Floor, New York, New York 10036, and our telephone number is (917) 310-3722. The cost for our use of this space is included in the $10,000 per month fee we pay to an affiliate of our sponsor for office space, administrative and shared personnel support services. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

(a)	Market Information

Our units, public shares and public warrants are each traded on the NYSE under the symbols FRXB.U, FRXB and FRXB WS, respectively. Our units commenced public trading on March 10, 2021, and our public shares and public warrants commenced separate public trading on April 30, 2021.

(b)	Holders

On April 13, 2022, there were1 holder of record of our units, 2 holders of record of shares of our Class A common stock and 2 holders of record of our warrants.

(c)	Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)	Recent Sales of Unregistered Securities

None.

(f)	Use of Proceeds from the Initial Public Offering

On March 12, 2021, pursuant to the Registration Statement, which was declared effective on March 9, 2021, the Company consummated its initial public offering of 35,000,000 units, including 4,500,000 units issued pursuant to the partial exercise of the underwriters’ over-allotment option. Each unit consists of one public share and one-fifth of one public warrant, with each whole public warrant entitling the holder thereof to purchase one public share for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $350,000,000. Cantor and Morgan Stanley acted as joint book-running managers and representatives of the underwriters of the initial public offering.

A total of $350,000,000 of the proceeds from the initial public offering (which amount includes $12,250,000 of the underwriters’ deferred discount) and the sale of the private placement warrants, was placed in a U.S.-based trust account maintained by Continental, acting as trustee. The proceeds held in the trust account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved.]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes included herein.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward- looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

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

For the year ended December 31, 2021, we had net income of $7,832,573. We incurred $948,969 of formation and operating costs, consisting mostly of general and administrative expenses. We had investment income of $28,004 from investments held in the Trust Account. For the year ended December 31, 2021, the change in fair value of warrants was a decrease in the liability generating $13,884,940 of income. We recognized a loss on the sale of Private Placement Warrants of $4,376,708, resulting from the initial fair value of the Private Placement Warrants exceeding the cash received during the private placement. We also recognized $754,694 of offering costs that were originally recorded against stockholders’ equity (deficit) to expenses that were related to the issuance of the warrants.

For the period from December 23, 2020 (inception) through December 31, 2020, we had a net loss of $811, which was comprised of formation and operating costs only.

Liquidity and Capital Resources

As of December 31, 2021, we had approximately $0.8 million in our operating bank account, and working capital of approximately $0.7 million. All remaining cash held in the Trust Account is generally unavailable for our use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem common stock. As of December 31, 2021, none of the funds in the Trust Account was available to be withdrawn as described above.

Through December 31, 2021, our liquidity needs were satisfied through receipt of $25,000 from the sale of the Founder Shares, advances from the Sponsor in an aggregate amount of $12,500 and the remaining net proceeds from the IPO and the sale of the Private Placement Warrants.

We anticipate that the $845,291 outside of the Trust Account as of December 31, 2021 will be sufficient to allow us to operate for at least the next 12 months from the issuance of the financial statements, assuming that a Business Combination is not consummated during that time. Until consummation of our Business Combination, we will be using the funds not held in the Trust Account, and any additional working capital loans from the Sponsor, our officers and directors, or their respective affiliates, for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimates of the costs of undertaking in-depth due diligence and negotiating an initial Business Combination is less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to the Business Combination. Moreover, we may need to raise additional capital through loans from our Sponsor, officers, directors, or third parties. None of the Sponsor, officers or directors is under any obligation to advance funds to, or to invest in, us. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. The Sponsor has indicated that it will provide financial support to the Company to satisfy all working capital obligations as needed.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” management has determined that the mandatory liquidation date and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to complete a Business Combination by March 12, 2023, the Company will cease all operations except for the purpose of liquidating. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 23, 2023. The Company intends to complete a Business Combination before the mandatory liquidation date.

Critical Accounting Policies and Estimates

The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

We issued an aggregate of 13,000,000 warrants in connection with our IPO and private placement, which are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The fair value of warrants issued by the Company in connection with the private placement has been estimated using Black-Scholes Option Pricing Method at each measurement date. The Company updated the measurement as of December 31, 2021.

Common Stock Subject to Possible Redemption

We account for our shares of common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable shares of common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, shares of common stock are classified as stockholders’ equity. Our shares of common stock feature certain redemption rights that is considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity (deficit) section of our balance sheets.

We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares of common stock to equal the redemption value. Increases or decreases in the carrying amount of redeemable shares of common stock are affected by charges against additional paid in capital and accumulated deficit.

 Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A— “Expense of Offering”. Offering costs consist of legal, accounting, underwriting fees and other costs that are directly related to the IPO. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the shares of Class A common stock were charged against the carrying value of the shares of Class A common stock upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as noncurrent liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities. Offering costs amounting to $19,691,331 (consisting of $7,000,000 in underwriting commissions, $12,250,000 of deferred underwriters’ fee and $441,331 of other offering costs) were incurred, of which $754,694 was allocated to warrants and expensed and $18,936,637 were charged to temporary equity.

Net Income Per Share of Common Stock

The Company complies with the accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” The Company has two classes of common stock, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of stock. Net income per share of common stock is computed by dividing net income by the weighted average number of common stock outstanding for the period. We have not considered the effect of the warrants sold in the IPO and private placement to purchase 13,000,000 shares of Class A common stock in the calculation of diluted income (loss) per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. As of December 31, 2021, the Company had not adopted ASU 2020-06. The Company is still evaluating the impact the adoption of ASU-2020-06 would have on its financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2021 and December 31, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Factors That May Adversely Affect Our Results of Operations

Our results of operations and our ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in the Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial business combination.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Through December 31, 2021, our efforts had been limited to organizational activities, activities relating to our initial public offering and since the initial public offering, the search for a target business with which to consummate an initial business combination. We have engaged in limited operations and have not generated any revenues. We have not engaged in any hedging activities since our inception on December 23, 2020. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

The net proceeds of the initial public offering and the sale of the private placement warrants held in the trust account maintained by Continental, acting as trustee, have been invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-19 comprising a portion of this Report, which are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

Under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officers and principal financial officer have concluded that as of December 31, 2021, our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective, solely due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. Our internal control over financial reporting did not result in the proper accounting of the Company’s accounting for complex financial instruments and, due to its impact on our financial statements, we determined it to be a material weakness.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

Management’s Annual Report on Internal Controls over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management has identified a material weakness in internal controls related to the accounting for complex financial instruments. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Thomas Staggs	61	Co-Chief Executive Officer, Co-Chairperson of the Board of Directors
Kevin Mayer	59	Co-Chief Executive Officer, Co-Chairperson of the Board of Directors
Idan Shani	40	Chief Financial Officer
Zachary Tarica	35	Chief Operating Officer
Jeremy Tarica	27	Chief Investment Officer
Keith L. Horn	63	Director
Martin Luther King III	64	Director
Salil Mehta	58	Director

The experience of our directors and executive officers is as follows:

Thomas Staggs has served as our Co-Chief Executive Officer and Co-Chairperson of the Board since inception and previously served as the Chairperson of the Strategic Advisory Committee and as a director of FRX I from September 2020 to June 2021. In July of 2021, Mr. Staggs became Co-CEO and founder of Candle Media, a creator-driven entertainment company and home to category-defining brands including Hello Sunshine, Moonbug Entertainment, Faraway Road Productions and Westbrook Media. Mr. Staggs has served as a partner of Smash Capital since March 2022. Mr. Staggs has been the Executive Chairman of Bertsch Industries, GmbH, a company engaged in the development, manufacturing, and marketing of eco-friendly water-soluble substitutes for plastic across a range of applications since August 2020. Since March 2017, Mr. Staggs has served as the Executive Chairman of Vejo, Inc., a nutrition company that manufactures and sells pod-based nutritional beverage blends and associated devices. Since June 2017, Mr. Staggs has been a member of the board of directors and the Chairperson of the audit committee of Spotify Technology S.A. (NYSE: SPOT). From 1990 to October 2016, Mr. Staggs held various positions at The Walt Disney Company, including as Chief Financial Officer, Chairman of Disney Parks and Resorts Worldwide, Chief Operating Officer, and Senior Advisor to the Chief Executive Officer. Since November 2018, Mr. Staggs has served as a director of PureForm Global Inc., a company engaged in development and sale of synthetically produced cannabidiol and other cannabinoids. Mr. Staggs served as a member of the board of directors of Weta Digital, a digital visual effects company and the parent company of Weta Animated from December 2020 until the time of the acquisition of Weta Digital by Unity in December 2021. In addition, Mr. Staggs serves on the boards of trustees of the University of Minnesota Carlson School of Management and the Center for Early Education. He also was previously a member of the board of directors at Euro Disney SCA from 2002 to February 2015. Mr. Staggs is an investor in and serves on the strategic advisory board of Forest Road. Mr. Staggs holds a B.S. in Business from the University of Minnesota and an M.B.A. from the Stanford Graduate School of Business. Mr. Staggs is well-qualified to serve on our Board due to his extensive experience in the entertainment industry, expertise in corporate finance and operations, as well as his publicly company experience.

Kevin Mayer has served as our Co-Chief Executive Officer and Co-Chairperson of the Board since inception. After joining Disney in 1993, Mr. Mayer led strategy and business development for Disney’s interactive and television businesses worldwide. Mr. Mayer later became Executive Vice President of the internet group, responsible for the operations, business plans, creative direction, and distribution of Disney’s popular websites, including ESPN.com and ABCNews.com. Mr. Mayer departed Disney in 2000 but returned in 2005, rising to the role of Senior Executive and VP and Chief Strategy Officer in 2015 before accepting the position of Chairman of Direct-to-Consumer & International in 2018 until his departure in May 2020. As Chief Strategy Officer, Mr. Mayer shaped and spearheaded the M&A-led expansion of Disney’s renowned intellectual property and premium content portfolio, personally leading the acquisitions of Pixar, Marvel Entertainment, Lucasfilm, and 21st Century Fox. Additionally, Mr. Mayer led the design and launch of Disney+, Disney’s direct-to-consumer video business that began with the acquisition of a controlling stake in BAMTech, a best-in-class streaming technology solutions provider, and culminated with the launch of the Disney+ streaming platform. From May to August 2020, Mr. Mayer was Chief Executive Officer of the global social entertainment platform, TikTok, and COO of parent company Bytedance. He previously served as a strategic advisor to FRX I from September 2020 to June 2021. Since February 2021, Mr. Mayer has served as Chairman of the Board of DAZN, a global sports-streaming service. Since April 2021, Mr. Mayer has been on the board of directors of Tinuiti, a performance marketing agency. In December of 2021, Mr. Mayer became managing partner of Smash Capital, a later-stage investment firm focused on consumer internet and technology companies. In July of 2021, Mr. Mayer became Co-CEO and founder of Candle Media, a creator-driven entertainment company and home to category-defining brands including Hello Sunshine, Moonbug Entertainment, Faraway Road Productions and Westbrook Media. Mr. Mayer received his B.S. degree in Mechanical Engineering from Massachusetts Institute of Technology, a M.Sc. degree in Electrical Engineering from San Diego State University and an M.B.A. degree from Harvard University. Mr. Mayer is well-qualified to serve on our Board due to his extensive experience in the technology industry and management expertise.

Idan Shani has served as our Chief Financial Officer since inception. Since October 2018, Mr. Shani has served as the Chief Financial Officer and Chief Operating Officer of Forest Road. Mr. Shani served as the Chief Operating Officer of FRX I from September 2020 to June 2021. Prior to joining Forest Road, he was President and Head of Research of Antarctica Asset Management (U.S.), Inc. (“Antarctica”) and its predecessor Antarctica Asset Management LLC, a global hedge fund solutions firm. He remains involved at Antarctica as a senior independent member of the investment and allocation committee with reporting duties to the board of directors. He was a research analyst at Ivy Asset Management, a firm owned by BNY Mellon, from June 2005 to June 2008, focusing on credit strategies. He currently leverages his experience as a hedge fund allocator offering essential financial and administrative controls to oversee the build-out of all blockchain-based businesses and platforms. Mr. Shani holds a B.A. degree in Economics with a Division of Studies in Management (summa cum laude) from The Open University of Israel.

Zachary Tarica has served as our Chief Operating Officer since inception. Mr. Tarica is currently the founder and Chief Executive Officer of Forest Road. Since its founding in May 2017, Forest Road has expanded its specialty finance platform across blockchain, digital assets, technology, entertainment, real estate, renewable energy tax credit lending, film tax credit administration, and tax credit brokerage. Mr. Tarica previously served as the Chairperson of the board of directors and Chief Investment Officer of FRX I from September 2020 to June 2021. Prior to establishing Forest Road, Mr. Tarica served as a Credit Analyst at Brookfield Asset Management from June 2014 to May 2018. From 2008 to 2014, Mr. Tarica worked for Deutsche Bank as a distressed desk analyst focused on investing in special situations in the energy and infrastructure sectors. Mr. Tarica holds a B.S. degree in Business with a minor in Organizational Communications from Northeastern University.

Jeremy Tarica has served as our Chief Investment Officer since inception. Mr. Tarica has served as the Head of Asset Management of Forest Road since November 2020. From November 2020 to June 2021, Mr. Tarica served as the Head of the Investment Team of FRX I, supporting all sourcing, valuation, diligence, and deal execution efforts. From September 2017 to November 2020, Mr. Tarica worked at Advance, the Newhouse family’s operating holding company, on the Strategic Investments & Acquisitions team where he helped execute on a multi-billion capital deployment plan across a series of large acquisitions and growth equity investments in the TMTC space. From June 2016 to September 2017, Mr. Tarica worked for Bank of America as an investment banking analyst in its Global Technology, Media & Telecom Coverage Group advising on a variety of complex transactions. Mr. Tarica holds a B.S. degree in Human and Organizational Development with a minor in Financial Economics from Vanderbilt University.

Keith L. Horn has served as a director since March 2021. Mr. Horn provides operating and investment acumen and deal-making experience that we believe will prove complementary to and synergistic with our team. Mr. Horn is the founder and managing member of Loring Capital Advisors, LLC, a firm providing investment advisory and consulting services to hedge fund managers, asset management firms, and early-stage and start-up businesses. From September 2020 to June 2021, Mr. Horn served as the Chief Executive Officer and a director of FRX I. Mr. Horn currently serves as a director of Sarissa Capital Acquisition Corp. (Nasdaq: SRSA) since October 2021. From 2003 to 2015, Mr. Horn served as Chief Operating Officer and a member of the Management Committee and Valuation Committee of Elliott Management Corporation (“Elliott”), a global multi-strategy firm, where he was responsible for global management and oversight of operational, support, and control functions of the firm’s investment advisory business. Prior to Elliott, Mr. Horn spent 16 years at Merrill Lynch, serving in various capacities, including Global Head of Leveraged Finance, Head of Latin America Debt, and Chief of Staff to the Chairman, Chief Executive Officer, and President. Mr. Horn began his career in private practice as a corporate and securities attorney. In July 2019, Mr. Horn was appointed to the Strategic Advisory Board of Investcorp Strategic Capital Partners, a fund established to assemble a diverse portfolio of general partnership stakes in alternative asset managers. Since January 2019, Mr. Horn has served as a director of Caliper Holdings, a company engaged in the consumer and commercial ingredients food and beverage business. Since March 2018, Mr. Horn has served as a director of ShopOne Centers REIT, Inc., an owner and operator of shopping malls. From April 2016 to November 2019, Mr. Horn served on the board of directors of Empire Resorts, Inc. (NasdaqGM: NYNY), which operates in the gaming and hospitality industries (“Empire”). Mr. Horn served as Chairperson of Empire’s audit committee and as Chairperson of Empire’s special committee in its review and approval of an acquisition transaction pursuant to which Empire became a privately-held entity. Mr. Horn also serves on the board of directors for the Binghamton University Foundation and is a member of the Foundation investment committee. He also served as a member of the board of directors of PeacePlayers International, a non-profit organization that uses the game of basketball to educate and unite children in areas of conflict around the world. Mr. Horn is an investor in and serves on the strategic advisory board of Forest Road. Mr. Horn received his J.D. (cum laude) from Georgetown University Law Center and holds B.A. degrees in Economics and Political Science from Binghamton University, where he graduated Phi Beta Kappa with highest honors. Mr. Horn is well-qualified to serve on our Board due to his extensive operating, investment, and corporate finance experience, along with his board experience.

Martin Luther King III has served as a director since March 2021. The oldest son of Martin Luther King Jr. and Coretta Scott King, Mr. King is a celebrated human rights advocate who has devoted his life to promoting civil and global human rights. In 2011, Mr. King co-founded Bounce TV, an African-American broadcast network. Since 2006, Mr. King has been the founder and Chief Executive Officer of Realizing the Dream, a non-profit organization that continues the humanitarian and liberating work of his parents, through which he has spearheaded nonviolence training in Bosnia and Herzegovina, India, Israel and Palestine, Kenya, Sri Lanka, and the United States. Since 1997, Mr. King has been Chairman of the Nominating and Governance Committee of the Board of MetWest, a mutual fund complex. Mr. King served as the President and Chief Executive Officer of The King Center, based in Atlanta, and remains a member of its board of directors. Mr. King previously served as a director and a member of the audit committee, compensation committee and nominating and corporate governance committee of FRX I from November 2020 to June 2021. He received a B.A. degree in Political Science from Morehouse College. Mr. King is well-qualified to serve on our Board due to his extensive experience in the broadcast network industry and dedication to human rights advocacy.

Salil Mehta has served as a director since March 2021. Mr. Mehta served as the Chief Financial Officer of FRX I from October 2020 to June 2021. Since January 2022, Mr. Mehta has served as CFO of Candle Media, a creator-driven entertainment company and home to category-defining brands including Hello Sunshine, Moonbug Entertainment, Faraway Road Productions and Westbrook Media. Mr. Mehta served as Disney’s General Manager, Digital Media and President of FoxNext Games from March 2019 to April 2020. Prior to Disney’s acquisition of 21st Century Fox, Mr. Mehta served as President of FoxNext from 2016 to 2019 and President, Content Management for 20th Century Studios from 2013 to 2016. He was Chief Operating Officer and Chief Financial Officer of NBCUniversal’s entertainment, digital networks, and integrated media division from 2011 to 2013. During his tenure at NBCUniversal, Mr. Mehta also served as President of Business Operations, Strategy and Development from 2008 to 2011. From 2005 to 2008, Mr. Mehta served as an Executive Vice President of ESPN Enterprises, where he managed the general responsibilities for all of ESPN’s non-broadcasting businesses including new media, broadband, mobile, publishing, and consumer product businesses. Prior to ESPN, Mr. Mehta held various positions at Disney from 1994 to 2005, including Manager of Corporate Strategic Planning and Executive Vice President of Corporate Business Development. Mr. Mehta received his B.A. in International Relations from Brown University and holds an M.B.A. from The Wharton School of the University of Pennsylvania. He was awarded a Fulbright Scholarship to study Political Economy at the Delhi School of Economics in Delhi, India. Mr. Mehta is well-qualified to serve on our Board due to his extensive experience in finance and digital media industry.

Strategic Advisors

Our Strategic Advisors will assist our management team in search of suitable acquisition targets. They are as follows:

Shaquille “Shaq” O’Neal is an American athlete, investor, and entrepreneur, and is regarded as one of the greatest players in NBA history. Mr. O’Neal was elected to both the Naismith Memorial Basketball Hall of Fame and FIBA Hall of Fame. Beyond basketball, Mr. O’Neal made investments in Google prior to its initial public offering and Ring prior to its sale to Amazon. Mr. O’Neal currently owns multiple franchises, including Auntie Anne’s and Papa John’s Pizza, as well as several restaurants in Las Vegas. Mr. O’Neal has been an early adopter and advocate of blockchain and Web 3.0 technology, participating directly in decentralized protocols and learning from this active experience. Mr. O’Neal also launched his own NFT project on Notables in December 2021, raising over $2 million and donating the proceeds to underserved children through the Shaq Foundation. Mr. O’Neal serves on the board of directors of Papa John’s Pizza, as a national spokesperson for the non-profit Boys & Girls Clubs of America, and as a global spokesperson for Krispy Kreme. Mr. O’Neal previously served as a strategic advisor of FRX I from November 2020 to June 2021. Mr. O’Neal has experience in the sports and entertainment landscape, assuming the roles of player, media personality, owner, and operator. Mr. O’Neal received his B.A. degree in General Studies from Louisiana State University, an M.B.A. degree from University of Phoenix and an Ed.D degree in Human Resource Development from Barry University.

Sheila A. Stamps has been a member of the board of directors and audit committee of IQVIA Holdings Inc. (NYSE: IQV), a global life sciences clinical research company, since January 2022. Since December 2021, Ms. Stamps has served as a board member and member of the compensation, and nominating and governance committees of MFA Financial Inc, a residential mortgage REIT (NYSE: MFA). Ms. Stamps has been a member of the board of directors, the audit committee, and the executive compensation committee of Pitney Bowes Inc. (NYSE: PBI), a technology company providing logistical solutions and analytics to businesses, since September 2020. Ms. Stamps served as a director of FRX I from November 2020 to June 2021. Since May 2018, Ms. Stamps has served as a member of the board of directors and the Chairperson of the audit committee of Atlas Air Worldwide Holdings, Inc. (Nasdaq: AAWW), an air cargo company. From February 2014 to January 2022, Ms. Stamps served as a member of the board of directors of CIT Group, Inc. (NYSE: CIT), a financial services company, and its banking subsidiary, CIT Bank, N.A. From July 2014 to July 2018, Ms. Stamps served as the Commissioner of the New York State Insurance Fund, a workers’ compensation insurance carrier. During her time at the New York State Insurance Fund, Ms. Stamps served on the business operations committee and as Chairperson of the audit committee. Ms. Stamps was an Executive Vice President of DBI, LLC, a private mortgage investment company, from 2011 to 2012. From 2008 to 2011, Ms. Stamps served as the Head of Fixed Income and Cash Management, a senior management member of the Investment Advisory Committee and the Real Estate Advisory Committee of New York State Common Retirement Fund. From 2005 to 2016, Ms. Stamps served as a Managing Director of Golden Seeds, Inc., a venture investment fund. From 2003 to 2004, Ms. Stamps served as Managing Director and Financial Institutions Group Head at Bank of America (formerly, FleetBoston Financial). From 1997 to 2003, Ms. Stamps held a number of executive positions in Bank One Corporation (now JPMorgan Chase), including Managing Director and Head of European Asset-Backed Securitization (based in London) and a member of the Operating Management Committee. Ms. Stamps received her B.S. in Management Sciences from Duke University and her M.B.A. from University of Chicago. She was a Fellow of Weatherhead Center for International Affairs at Harvard University and received her CERT Certificate in Cybersecurity Oversight from Carnegie Mellon University.

Harlan B. Cherniak has served as the Chief Business Officer of Forest Road since January 2021. Mr. Cherniak previously served as the Co-Head of the Americas Special Situations strategy at Kohlberg Kravis Roberts & Co. Inc. (“KKR”) until the end of 2020. Since joining KKR in 2013, Mr. Cherniak was responsible for helping both build and lead the global special situations strategy across North America, Europe, and Asia and was deeply involved in the origination, execution, corporate governance, and monetization for its portfolio companies, and played an integral role with its Investment, Risk and Analytics, and Portfolio Management Committees. Prior to KKR, Mr. Cherniak has served in a senior investment and portfolio management capacity since 2001, with almost 20 years of experience across investment banking, private equity, and investment management at Venor Capital Management, Longacre Fund Management, JLL Partners, and Credit Suisse. Mr. Cherniak received his B.S. degree in Economics from the Wharton School of the University of Pennsylvania.

Rick Hess is the founder and a Managing Partner of Cobalt Capital, a multi-stage investment firm that partners with the next generation of digital content, technology, consumer, and lifestyle businesses, which Mr. Hess founded in December 2012. Through the firm’s deep roots in culture and consumer experience investing, Cobalt cultivates meaningful partnerships with entrepreneurs and business leaders creating strategic value for investors. Previously investing in partnership with TPG Growth, and formerly known as Evolution Media, Cobalt Capital invests with strong teams to help them scale their vision. Prior to founding the investment platform, Mr. Hess founded Evolution Media Capital investment bank in partnership with Creative Arts Agency (“CAA”) in 2008 and served as the Co-Managing Partner until 2018. From 2012 to December of 2019, Mr. Hess served as the Chief Executive Officer of Evolution Media. Mr. Hess led the Film Finance group at CAA prior to founding Evolution. Under his leadership the group packaged, raised financing for, and sold numerous films, including Academy Award-winning films Crash, Brokeback Mountain, Goodnight, and Good Luck and The Tree of Life. Previously, he held executive positions at TriStar Pictures and The William Morris Agency, and was President of Phoenix Pictures and Propaganda Films. Mr. Hess is the Chairman of the Board of Inner-City Filmmakers, a non-profit production education program for low-income students that also helps them find jobs in the entertainment industry. He also serves on the Board of Directors for Thrive Scholars and Chrysalis Enterprises. Mr. Hess is a member of the Academy of Motion Picture Arts and Sciences. Mr. Hess graduated from the University of Pennsylvania with a B.A. in Literature.

Family Relationships

Zachary Tarica, our Chief Operating Officer, and Jeremy Tarica, our Chief Investment Officer, are brothers. Other than that, there are no family relationships among any of our executive officers or directors.

Number and Terms of Office of Officers and Directors

Our board of directors consists of five members and is divided into three classes with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with NYSE corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on NYSE. The term of office of the first class of directors, consisting of Salil Mehta, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Keith L. Horn and Martin Luther King III, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Thomas Staggs and Kevin Mayer, will expire at the third annual meeting of stockholders.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint officers as it deems appropriate pursuant to our amended and restated certificate of incorporation.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a compensation committee, and a nominating and corporate governance committee. Subject to phase-in rules and a limited exception, the rules of the NYSE and Rule 10A of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the rules of the NYSE require that the compensation committee and the nominating and corporate governance committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that has been approved by our board and has the composition and responsibilities described below. The charter of each committee is available on our website at www.spacroadtwo.com.

Audit Committee

We have established an audit committee of the board of directors. Keith L. Horn, Martin Luther King III, and Salil Mehta serve as members of our audit committee, and Keith L. Horn chairs the audit committee. All members of our audit committee are independent of and unaffiliated with our sponsor and our underwriters.

Each member of the audit committee is financially literate and our board of directors has determined that Keith L. Horn qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent registered public accounting firm; the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures; reviewing and discussing with the independent registered public accounting firm all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations; obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent registered public accounting firm’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent registered public accounting firm, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors. Keith L. Horn, Martin Luther King III, and Salil Mehta serve as members of our compensation committee. Martin Luther King III chairs the compensation committee.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officers’ compensation evaluating our Chief Executive Officers’ performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officers based on such evaluation;

●	reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive compensation and equity based plans that are subject to board approval of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating, and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than the payment to Forest Road of $10,000 per month, for up to 24 months, for office space, utilities and secretarial and administrative support and reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NYSE and the SEC.

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee. The members of our nominating and corporate governance are Keith L. Horn, Martin Luther King III, and Salil Mehta. Salil Mehta serves as chair of the nominating and corporate governance committee.

The primary purposes of our nominating and corporate governance committee is to assist the board in:

●	identifying, screening and reviewing individuals qualified to serve as directors and recommending to the board of directors candidates for nomination for election at the annual meeting of stockholders or to fill vacancies on the board of directors;

●	developing, recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

●	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors, and management in the governance of the company; and

●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The nominating and corporate governance committee is governed by a charter that complies with the rules of the NYSE.

Code of Business Conduct Ethics

We have adopted a Code of Business Conduct and Ethics applicable to our directors, officers, and employees. We have filed a copy of our Code of Business Conduct and Ethics and our audit committee, compensation committee and nominating and governance committee charters as exhibits to the Registration Statement. You can review this document by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Business Conduct and Ethics and the charters of the committees are available on our website at www.spacroadtwo.com and will be provided without charge upon request from us. If we make any amendments to our Code of Business Conduct and Ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Business Conduct and Ethics applicable to our principal executive officer, principal financial officer principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC or NYSE rules, we will disclose the nature of such amendment or waiver on our website. The information included on our website is not incorporated by reference into this Report or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that during the year ended December 31, 2021, all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act.

Item 11. Executive Compensation.

None of our directors has received any cash compensation for services rendered to us. We pay Forest Road $10,000 per month for office space, secretarial and administrative services provided to members of our management team. In addition, our sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.

Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, executive officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made from funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.

After the completion of our initial business combination, members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our stockholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of April 13, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;

●	each of our executive officers and directors that beneficially owns our common stock; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 43,750,000 shares of our common stock, consisting of (i) 35,000,000 shares of our Class A common stock and (ii) 8,750,000 shares of our Class B common stock, issued and outstanding as of April 13, 2022. On all matters to be voted upon, except for the election of directors of the board, holders of the shares of Class A common stock and shares of Class B common stock vote together as a single class. Currently, all of the shares of Class B common stock are convertible into Class A common stock on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

	Class A Common Stock		Class B Common Stock		Approximate
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Percentage of Outstanding Common Stock
Thomas Staggs	—	—	—	—	—
Kevin Mayer	—	—	—	—	—
Idan Shani	—	—	—	—	—
Zachary Tarica	—	—	—	—	—
Jeremy Tarica	—	—	—	—	—
Keith L. Horn	—	—	—	—	—
Martin Luther King III	—	—	—	—	—
Salil Mehta	—	—	—	—	—
All executive officer and directors as a group (8 individuals)	—	—	—	—	—

Other 5% Stockholders
Forest Road Acquisition Sponsor II LLC (2)	—	—	8,750,000	100%	20.0%
HG Vora Capital Management, LLC (3)	2,000,000	5.7%	—	—	4.6%
Highbridge Capital Management, LLC (4)	1,800,854	5.2%	—	—	4.1%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o 1177 Avenue of the Americas, 5th Floor, New York, New York 10036.
(2)	Forest Road Acquisition Sponsor II LLC, our sponsor, is the record holder of the shares reported herein. TK Road, LLC is the managing member of our sponsor and the Investment Committee of the managing member has voting and investment discretion with respect to the common stock held of record by our sponsor. Each of our officers, directors and strategic advisors is, directly or indirectly, a member of our sponsor or have direct or indirect economic interests in our sponsor, and each of them disclaims any beneficial ownership of any shares held by our sponsor except to the extent of his or her ultimate pecuniary interest.
(3)	According to a Schedule 13G filed on February 14, 2022, HG Vora Capital Management, LLC may be deemed to beneficially own 2,000,000 shares of Class A common stock of the Company, as of December 30, 2021.
(4)	According to a Schedule 13G/A filed on February 3, 2022, Highbridge Capital Management, LLC is the investment adviser to certain funds and accounts (the “Highbridge Funds”), with respect to the 1,800,854 shares of Class A common stock of the Company directly held by the Highbridge Funds. The business address for the reporting person is 277 Park Avenue, 23rd Floor, New York, New York 10172.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In December 2020, our sponsor paid $25,000 to cover certain of our offering costs in exchange for 5,750,000 founder shares. In February 2021, we effected a 0.5 for 1 stock dividend for each share of Class B common stock outstanding, resulting in our sponsor holding an aggregate of 8,625,000 founder shares. On March 9, 2021, we effected a 0.0166667 for 1 stock dividend for each share of Class B common stock outstanding, resulting in an aggregate of 8,768,750 shares of Class B common stock issued and outstanding. The founder shares included an aggregate of up to 1,143,750 shares subject to forfeiture by the sponsor to the extent that the underwriters’ over-allotment was not exercised in full. On March 12, 2021, the underwriters partially exercised their over-allotment option, hence, 1,125,000 founder shares were no longer subject to forfeiture, and 18,750 founder shares were forfeited. As a result, the number of shares of Class B common stock outstanding at March 12, 2021 was 8,750,000.

Our sponsor purchased an aggregate of 6,000,000 private placement warrants, at a price of $1.50 per warrant, or $9,000,000 in a private placement that closed simultaneously with the closing of our initial public offering. Each private placement warrant entitles the holder to purchase one share of Class A common stock at $11.50 per share. The private placement warrants (including the Class A common stock issuable upon exercise of the private placement warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold until 30 days after the completion of our initial business combination.

We currently utilize office space at 1177 Avenue of the Americas, 5th Floor, New York, New York 10036 from Forest Road. We pay Forest Road $10,000 per month for office space, secretarial and administrative services provided to members of our management team. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

Except as otherwise disclosed in this Report, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, executive officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates.

The sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for the payment of costs related to the initial public offering. The promissory note was non-interest bearing, unsecured and due on the earlier of June 30, 2021 or the closing of the initial public offering. The balance of $109,392 was paid in full during the year and draw down requests on the principal of the promissory note are no longer available following June 30, 2021.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required on a non-interest bearing basis. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

Any of the foregoing payments to our sponsor, repayments of loans from our sponsor or repayments of working capital loans prior to our initial business combination will be made using funds held outside the trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the proxy solicitation or tender offer materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We have entered into a registration rights agreement with respect to the founder shares and private placement warrants.

Policy for Approval of Related Party Transactions

The audit committee of our board of directors have adopted a policy setting forth the policies and procedures for its review and approval or ratification of “related party transactions.” A “related party transaction” is any consummated or proposed transaction or series of transactions: (i) in which the company was or is to be a participant; (ii) the amount of which exceeds (or is reasonably expected to exceed) the lesser of $120,000 or 1% of the average of the company’s total assets at year end for the prior two completed fiscal years in the aggregate over the duration of the transaction (without regard to profit or loss); and (iii) in which a “related party” had, has or will have a direct or indirect material interest. “Related parties” under this policy include: (i) our directors, nominees for director or executive officers; (ii) any record or beneficial owner of more than 5% of any class of our voting securities; (iii) any immediate family member of any of the foregoing if the foregoing person is a natural person; and (iv) any other person who maybe a “related person” pursuant to Item 404 of Regulation S-K under the Exchange Act. Pursuant to the policy, the audit committee considers (i) the relevant facts and circumstances of each related party transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s-length dealings with an unrelated third party, (ii) the extent of the related party’s interest in the transaction, (iii) whether the transaction contravenes our code of ethics or other policies, (iv) whether the audit committee believes the relationship underlying the transaction to be in the best interests of the company and its stockholders and (v) the effect that the transaction may have on a director’s status as an independent member of the board and on his or her eligibility to serve on the board’s committees. Management will present to the audit committee each proposed related party transaction, including all relevant facts and circumstances relating thereto. Under the policy, we may consummate related party transactions only if our audit committee approves or ratifies the transaction in accordance with the guidelines set forth in the policy. The policy does not permit any director or executive officer to participate in the discussion of, or decision concerning, a related person transaction in which he or she is the related party.

Director Independence

NYSE listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Keith L. Horn, Martin Luther King III, and Salil Mehta are “independent directors” as defined in the NYSE listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Withum, for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees of Withum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2021 totaled approximately $96,035. The aggregate fees of Withum related to audit services in connection with our initial public offering totaled approximately $50,213. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the year ended December 31, 2021, we did not pay Withum any audit-related fees.

Tax Fees. We did not pay Withum for tax services, planning or advice for the year ended December 31, 2021.

All Other Fees. We did not pay Withum for any other services for the year ended December 31, 2021.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements.

(2)	Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes beginning on F-1 on this Report.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

Item 16. Form 10-K Summary.

Not applicable.

FOREST ROAD ACQUISITION CORP. II

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Forest Road Acquisition Corp. II

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Forest Road Acquisition Corp. II (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year ended December 31, 2021 and the period from December 23, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and the period from December 23, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to complete a business combination by March 12, 2023 then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2021.

New York, New York

April 14, 2022

PCAOB ID Number 100

FOREST ROAD ACQUISITION CORP. II
BALANCE SHEETS

	December 31, 2021	December 31, 2020

Assets
Current assets:
Cash	$845,291	$—
Prepaid expenses	207,540	—
Deferred offering costs	—	42,500
Total current assets	1,052,831	42,500
Prepaid expenses – non-current	39,234	—
Investments held in trust account	350,028,004	—
Total noncurrent assets	350,067,238	—
Total assets	$351,120,069	$42,500

Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$295,141	$5,811
Taxes payable	163,035	—
Promissory note – related party	—	12,500
Total current liabilities	458,176	18,311
Warrant liabilities	12,923,325	—
Deferred underwriters’ discount payable	12,250,000	—
Total liabilities	25,631,501	18,311

Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 35,000,000 and 0 shares issued and outstanding at redemption value of $10.00 per share at December 31, 2021 and December 31, 2020, respectively	350,000,000	—

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 300,000,000 shares authorized, none issued and outstanding, excluding 35,000,000 and 0 shares subject to redemption at December 31, 2021 and December 31, 2020, respectively	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 8,750,000 and 8,768,750 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	875	877
Additional paid-in capital	—	24,123
Accumulated deficit	(24,512,307)	(811)
Total stockholders’ equity (deficit)	(24,511,432)	24,189
Total liabilities, common stock subject to possible redemption and stockholders’ equity (deficit)	$351,120,069	$42,500

The accompanying notes are an integral part of these financial statements.

FOREST ROAD ACQUISITION CORP. II
STATEMENTS OF OPERATIONS

	For the year ended December 31, 2021	For the period from December 23, 2020 (inception) through December 31, 2020
Formation and operating costs	$948,969	$811
Loss from operations	(948,969)	(811)

Other Income (Expense)
Change in fair value of warrant liabilities	13,884,940	—
Loss on sale of private placement warrants	(4,376,708)	—
Offering cost allocated to issuance of warrants	(754,694)	—
Interest income on investments held in trust account	28,004	—
Total other income	8,781,542	—

Net income (loss)	$7,832,573	$(811)

Weighted average shares outstanding - Class A common stock	28,287,671	—
Basic and diluted net income per share of common stock– Class A common stock	$0.21	$—
Weighted average shares outstanding - Class B common stock	8,753,596	8,768,750
Basic and diluted net income (loss) per share of common stock– Class B common stock	$0.21	$(0.00)

The accompanying notes are an integral part of these financial statements.

FOREST ROAD ACQUISITION CORP. II
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

Year Ended December 31, 2021 and for the period December 23, 2020 (inception) through December 31, 2020

	Common Stock		Additional		Total
	Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of December 23, 2020 (inception)	—	$—	$—	$—	$—
Issuance of founder shares	8,768,750	877	24,123	—	25,000
Net loss	—	—	—	(811)	(811)
Balance as of December 31, 2020	8,768,750	$877	$24,123	$(811)	$(24,189)
Forfeiture of 18,750 shares	(18,750)	(2)	2	—	—
Accretion of Class A common stock subject to possible redemption	—	—	(24,125)	(32,344,069)	(32,368,194)
Net income	—	—	—	7,832,573	7,832,573
Balance as of December 31, 2021	8,750,000	$875	$—	$(24,512,307)	$(24,511,432)

The accompanying notes are an integral part of these financial statements.

FOREST ROAD ACQUISITION CORP. II
STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2021	For the period from December 23, 2020 (inception) through December 31, 2020
Cash Flows from Operating Activities:
Net income (loss)	$7,832,573	$(811)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Formation and operating costs included in accounts payable and accrued expenses	—	811
Interest earned on trust account	(28,004)	—
Change in fair value of warrant liabilities	(13,884,940)	—
Loss on sale of private placement warrants	4,376,708	—
Offering costs allocated to warrants	754,694	—
Changes in current assets and current liabilities:
Prepaid expenses	(246,774)	—
Taxes payable	163,035	—
Accounts payable and accrued expenses	289,330	—
Net cash used in operating activities	(743,378)	—

Cash Flows from Investing Activities:
Investment of cash into trust account	(350,000,000)	—
Net cash used in investing activities	(350,000,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of common stock -in initial public offering	343,000,000	—
Proceeds from issuance of private placement warrants	9,000,000	—
Proceeds from issuance of promissory note	96,892	—
Repayment of promissory note to related party	(109,392)	—
Payments of offering costs	(398,831)	—
Net cash provided by financing activities	351,588,669	—

Net Change in Cash	845,291	—
Cash – Beginning of period	—	—
Cash – Ending of period	$845,291	$—

Supplemental disclosure of noncash financing activities:
Deferred underwriters’ discount payable	$12,250,000	$—
Deferred offering cost paid by Sponsor in exchange for issuance of Class B common stock	$—	$25,000
Deferred offering cost included in accounts payable and accrued expenses	$—	$5,000
Deferred offering costs included in promissory note – related party	$—	$37,500

The accompanying notes are an integral part of these financial statements.

FOREST ROAD ACQUISITION CORP. II
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

As of December 31, 2021, the Company had not yet commenced any operations. All activity through December 31, 2021, relates to the Company’s formation, the initial public offering (“IPO”) described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments from the proceeds derived from the IPO.

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

Transaction costs amounted to $19,691,331, consisting of $7,000,000 of underwriting discount, $12,250,000 of deferred underwriters’ fee and $441,331 of other offering costs.

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

Liquidity

As of December 31, 2021, the Company had cash outside the Trust Account of $845,291 available for working capital needs. All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem common stock. As of December 31, 2021, none of the funds in the Trust Account were available to be withdrawn as described above.

The Company anticipates that the $845,291 held outside of the Trust Account as of December 31, 2021 will be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a Business Combination is not consummated during that time. Until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 5) from the Sponsor, the Company’s officers and directors, or their respective affiliates (which is described in Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the Company’s estimates of the costs of undertaking in-depth due diligence and negotiating Business Combination is less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the Business Combination. Moreover, the Company will need to raise additional capital through loans from its Sponsor, officers, directors, or third parties. None of the Sponsor, officers or directors is under any obligation to advance funds to, or to invest in, the Company. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. The Sponsor has indicated that it will provide financial support to the Company to satisfy all working capital obligations as needed.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” management has determined that the mandatory liquidation date and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to complete a Business Combination by March 12, 2023, then the Company will cease all operations except for the purpose of liquidating. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 23, 2023. The Company intends to complete a Business Combination before the mandatory liquidation date.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

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

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021 and December 31, 2020, respectively.

Investments Held in the Trust Account

At December 31, 2021, the assets held in Trust Account were money market funds. The money market funds are presented on the balance sheet at fair value at the end of the reporting period. Gains and losses resulting from the change in fair value of the money market funds are included in interest income on marketable securities held in the Trust Account in the accompanying statements of operations. There were no investments held in the Trust Account for the period from December 23, 2020 (inception) through December 31, 2020.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At December 31, 2021 and 2020, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risk on such account.

Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). Shares of Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2021, 35,000,000 shares of Class A common stock subject to possible redemption were presented at redemption value as temporary equity, outside of the stockholders’ equity (deficit) section of the Company’s balance sheets.

Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of the reporting period. This method would view the end of the reporting period as if it were also the redemption date of the security. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net Income (Loss) per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of common stock, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of stock. This presentation assumes a business combination as the most likely outcome. The 13,000,000 shares of common stock underlying the outstanding warrants of the Company were excluded from diluted earnings per share for the year ended December 31, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per share of common stock is the same as basic net income (loss) per share of common stock for the periods presented. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock:

	For the year ended December 31, 2021		For the period from December 23, 2020 (inception) through December 31, 2020
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$5,981,579	$1,850,994	$—	$(811)
Denominator:
Weighted-average shares outstanding	28,287,671	8,753,596	—	8,768,750
Basic and diluted net income (loss) per share	$0.21	$0.21	$—	$(0.00)

Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A— “Expense of Offering”. Offering costs consist of legal, accounting, underwriting fees and other costs that are directly related to the IPO. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the shares of Class A common stock were charged against the carrying value of the shares of Class A common stock upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as noncurrent liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities. Offering costs amounting to $19,691,331 (consisting of $7,000,000 in underwriting commissions, $12,250,000 of deferred underwriters’ fee and $441,331 of other offering costs) were incurred, of which $754,694 was allocated to warrants and expensed and $18,936,637 were charged to temporary equity.

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

The Company accounts for its 13,000,000 warrants (including 7,000,000 Public Warrants (as defined below) and 6,000,000 Private Placement Warrants) as derivative warrant liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The fair value of warrants issued by the Company in connection with the Private Placement has been estimated using Black-Scholes Option Pricing Method at each measurement date. The fair value of the warrants was updated to reflect the fair values as of December 31, 2021.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets, except the warrant liabilities (see Note 10).

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Please see Note 9 for the presentation of the Company’s deferred taxes as of December 31, 2021 and 2020.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company had not adopted ASU 2020-06 as of December 31, 2021. The Company is still evaluating the impact that ASU 2020-06 would have on its financial statements.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

As of December 31, 2021, the common stock subject to possible redemption reflected on the balance sheets were reconciled in the following table:

Gross proceeds from IPO	$350,000,000
Less:
Proceeds allocated to Public Warrants	(13,431,557)
Common stock issuance costs	(18,936,637)
Plus:
Accretion of carrying value to redemption value	32,368,194
Common stock subject to possible redemption	$350,000,000

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

Promissory Note — Related Party

The Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for the payment of costs related to the IPO. The promissory note was non-interest bearing, unsecured and due on the earlier of December 31, 2021 or the closing of the IPO. The balance of $109,392 was paid in full during the year. As of December 31, 2021 and December 31, 2020, the total amount borrowed under the promissory note was $0 and $12,500, respectively. No future borrowings are permitted under this loan.

Administrative Service Fee

The Company has agreed, commencing on the effective date of the IPO through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, administrative and support services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The amount of the administrative service fee for year ended December 31, 2021 was $96,000. There were no administrative services fees incurred for the period from December 23, 2020 (inception) through December 31, 2020. There were no administrative fees payable as of December 31, 2021.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2021 and 2020, no Working Capital Loans were outstanding.

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

Redemption of warrants for cash. Once the warrants become exercisable, the Company may call the warrants for redemption:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

●	if, and only if, the closing price of the common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like and for certain issuances of Class A common stock and equity-linked securities for capital raising purposes in connection with the closing of the Company’s initial Business Combination) for any 20 trading days within a 30-trading day period ending three business days before the Company sends to the notice of redemption to the warrant holders.

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

Note 8 — Stockholders’ Equity (Deficit)

Preferred Stock — The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. At December 31, 2021 and 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 300,000,000 shares of Class A common stock at par value of $0.0001 each. As of December 31, 2021 and 2020, there were no shares of Class A common stock issued or outstanding, excluding 35,000,000 and 0 shares subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue a total of 20,000,000 shares of Class B common stock at par value of $0.0001 each. At December 31, 2021 and 2020, there were 8,750,000 and 8,768,750 shares of Class B common stock issued and outstanding, respectively.

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

Note 9 — Income Tax

The Company’s net deferred tax assets are as follows:

	December 31, 2021	December 31, 2020
Deferred tax asset
Organizational costs/Startup expenses	$164,952	$170
Federal Net Operating loss	187,107	—
Total deferred tax asset	352,059	170
Valuation allowance	(352,059)	(170)
Deferred tax asset, net of allowance	$—	$—

The income tax provision consists of the following:

	December 31, 2021	December 31, 2020
Federal
Current	$—	$—
Deferred	352,059	(170)

State
Current	—	—
Deferred	—	—
Change in valuation allowance	(352,059)	(170)
Income tax provision	$—	$—

As of December 31, 2021 and 2020, the Company had $890,986 and $811, respectively of U.S. federal operating loss carryovers available to offset future taxable income, which do not expire.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2021 and for the period from December 23, 2020 (inception) through December 31, 2020, the change in the valuation allowance was $352,059 and $170, respectively.

Reconciliations of the federal income tax rate to the Company’s effective tax rate for the year ended at December 31, 2021 and the period from December 23, 2020 (inception) through December 31, 2020 are as follows:

	December 31, 2021	December 31, 2020
Statutory federal income tax rate	21.00%	21.0%
State taxes, net of federal tax benefit	0.00%	0.0%
Change in FV of warrant liability	-25.49%	0.0%
Change in valuation allowance	4.49%	-21.0%
Income tax provision	—%	—%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

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

Investments Held in Trust Account

As of December 31, 2021, the investments in the Company’s Trust Account consisted of $350.0 million in U.S. Money Market funds. The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments. There were no investments held in trust for the period from December 23, 2020 (inception) through December 31, 2020.

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

In April 2021, the Public Warrants began trading on the New York Stock Exchange and the Public Warrants were reclassified as Level 1 due to the use of an observable market price of these warrants. The Public Warrants were previously classified as Level 3 due to the lack of an observable market price for the warrants and initially valued using a Black-Scholes Option Pricing Model.

The Company utilizes a Black-Scholes Option Pricing Model to value the Private Placement Warrants at each reporting period, with changes in fair value recognized in the statements of operations. The estimated fair value of the Private Placement Warrant liability is determined using Level 3 inputs.

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

The following table presents fair value information as of December 31, 2021 of the Company’s financial the valuation techniques the Company utilized to determine such fair value.

	Total	Level 1	Level 2	Level 3
Assets
Investments held in Trust Account - U.S. Money Market	$350,028,004	$350,028,004	$—	$—
Liabilities
Public warrant liability	5,495,300	5,495,300	—	—
Private placement warrant liability	7,428,025	—	—	7,428,025
	$12,923,325	$5,495,300	$—	$7,428,025

There were no assets or liabilities measured at fair value on a recurring basis as of December 31, 2020.

The following table presents the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value:

Fair value as of December 31, 2020	$—
Initial measurement on March 12, 2021	26,808,265
Transfer of public warrants to Level 1 measurement	(9,765,000)
Change in fair value	(9,615,240)
Fair Value as of December 31, 2021	$7,428,025

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

The following table provides quantitative information regarding Level 3 fair value measurements:

At December 31, 2021
Stock price	$9.73
Strike price	$11.50
Term (in years)	5
Volatility	20.5%
Risk-free rate	1.26%
Dividend yield	0.0%

The primary significant unobservable input used in the fair value measurement of the Company's Private Placement Warrants is the expected volatility of the common stock. Significant increases (decreases) in the expected volatility in isolation would result in a significantly higher (lower) fair value measurement.

Note 11 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based on the Company’s review, except the below issue, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated March 9, 2021, by and between the Company and Morgan Stanley & Co. LLC, as representative of the several underwriters. (3)
3.1	Amended and Restated Certificate of Incorporation. (3)
3.2	Bylaws. (1)
4.1	Specimen Unit Certificate. (2)
4.2	Specimen Class A Common Stock Certificate. (2)
4.3	Specimen Warrant Certificate. (2)
4.4	Warrant Agreement, dated March 9, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (3)
4.5	Description of Registered Securities.*
10.1	Letter Agreement, dated March 9, 2021, by and among the Company, its officers, its directors and the Sponsor. (3)
10.2	Investment Management Trust Agreement, dated March 9, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (3)
10.3	Registration Rights Agreement, dated March 9, 2021, by and between the Company and the Sponsor. (3)
10.4	Private Placement Warrants Purchase Agreement, dated March 9, 2021, by and between the Company and the Sponsor. (3)
10.5	Form of Indemnity Agreement. (2)
10.6	Securities Subscription Agreement, dated December 23, 2020, between the Registrant and Forest Road Acquisition Sponsor II LLC. (1)
10.7	Administrative Services Agreement, dated March 9, 2021, by and between the Company and The Forest Road Company, LLC. (3)
14	Code of Ethics (2)
31.1	Certification of the Co-Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Co-Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.3	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Co-Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of the Co-Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.3	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
99.1	Audit Committee Charter (2)
99.2	Compensation Committee Charter (2)
99.3	Nomination Committee Charter (2)
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on February 18, 2021.

(2)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on March 3, 2021.

(3)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on March 15, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 14, 2022	FOREST ROAD ACQUISITION CORP. II

	By:	/s/ Thomas Staggs
	Name:	Thomas Staggs
	Title:	Co-Chief Executive Officer and Co-Chairperson of the Board (Co-Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Thomas Staggs	Co-Chief Executive Officer and Co-Chairperson of the Board	April 14, 2022
Thomas Staggs	(Co-Principal Executive Officer)

/s/ Kevin Mayer	Co-Chief Executive Officer and Co-Chairperson of the Board	April 14, 2022
Kevin Mayer	(Co-Principal Executive Officer)

/s/ Idan Shani	Co-Chief Executive Officer and Co-Chairperson of the Board	April 14, 2022
Idan Shani	(Principal Financial and Accounting Officer)

/s/ Zachary Tarica	Chief Operating Officer	April 14, 2022
Zachary Tarica

/s/ Jeremy Tarica	Chief Investment Officer	April 14, 2022
Jeremy Tarica

/s/ Keith L. Horn	Director	April 14, 2022
Keith L. Horn

/s/ Martin Luther King III	Director	April 14, 2022
Martin Luther King III

/s/ Salil Mehta	Director	April 14, 2022
Salil Mehta