Form 10-Q
period 2022-03-31
Forest Road Acquisition Corp. II
filed 2022-05-16
CIK 1840161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 13, 2022, there were 35,000,000 shares of Class A common stock, par value $0.0001 per share, and 8,750,000 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

FOREST ROAD ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FOREST ROAD ACQUISITION CORP. II
CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash	$439,478	$845,291
Prepaid expenses	195,600	207,540
Total current assets	635,078	1,052,831
Prepaid expenses - non-current	-	39,234
Investments held in trust account	350,059,207	350,028,004
Total noncurrent assets	350,059,207	350,067,238
Total assets	$350,694,285	$351,120,069

Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$237,677	$295,141
Taxes payable	50,000	163,035
Total current liabilities	287,677	458,176
Warrant liabilities	10,363,190	12,923,325
Deferred underwriters’ discount payable	12,250,000	12,250,000
Total liabilities	22,900,867	25,631,501

Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 35,000,000 and 0 shares issued and outstanding at redemption value of $10.00 per share at March 31, 2022 and December 31, 2021, respectively	350,000,000	350,000,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Class A common stock, $0.0001 par value; 300,000,000 shares authorized, none issued and outstanding, excluding 35,000,000 shares subject to redemption at March 31, 2022 and December 31, 2021	-	-
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 8,750,000 shares issued and outstanding at March 31, 2022 and December 31, 2021	875	875
Additional paid-in capital	-	-
Accumulated deficit	(22,207,457)	(24,512,307)
Total stockholders’ deficit	(22,206,582)	(24,511,432)
Total liabilities, common stock subject to possible redemption and stockholders’ deficit	$350,694,285	$351,120,069

The accompanying notes are an integral part of these condensed financial statements.

FOREST ROAD ACQUISITION CORP. II
CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended March 31, 2022	For the three months ended March 31, 2021
Formation and operating costs	$286,488	$50,242
Loss from operations	(286,488)	(50,242)

Other Income (Expense)
Change in fair value of warrant liabilities	2,560,135	4,625,599
Loss on sale of private placement warrants	-	(4,376,708)
Offering cost allocated to issuance of warrants	-	(754,694)
Interest income on investments held in trust account	31,203	1,630
Total other income (expense)	2,591,338	(504,173)

Net income (loss)	$2,304,850	$(554,415)

Weighted average shares outstanding – Class A common stock	35,000,000	7,777,778
Basic and diluted net income (loss) per share of common stock- Class A common stock	$0.05	$(0.03)
Weighted average shares outstanding – Class B common stock	8,750,000	8,764,792
Basic and diluted net income (loss) per share of common stock- Class B common stock	$0.05	$(0.03)

The accompanying notes are an integral part of these condensed financial statements.

FOREST ROAD ACQUISITION CORP. II
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

	Common Stock		Additional		Total
	Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	8,750,000	$875	$-	$(24,512,307)	$(24,511,432)
Net income	-	-	-	2,304,850	2,304,850
Balance as of March 31, 2022	8,750,000	$875	$-	$(22,207,457)	$(22,206,582)

	Common Stock		Additional		Total
	Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2020	8,768,750	$877	$24,123	$(811)	$24,189
Forfeiture of 18,750 shares	(18,750)	(2)	2	-	-
Accretion of Class A common stock subject to possible redemption	-	-	(24,125)	(32,344,069)	(32,368,194)
Net income	-	-	-	(554,415)	(554,415)
Balance as of March 31, 2021	8,750,000	$875	$-	$(32,899,295)	$(32,898,420)

The accompanying notes are an integral part of these condensed financial statements.

FOREST ROAD ACQUISITION CORP. II
CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31, 2022	For the three months ended March 31, 2021
Cash Flows from Operating Activities:
Net income (loss)	$2,304,850	$(554,415)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on trust account	(31,203)	(1,630)
Change in fair value of warrant liabilities	(2,560,135)	(4,625,599)
Loss on sale of private placement warrants	-	4,376,708
Offering costs allocated to warrants	-	754,694
Changes in current assets and current liabilities:
Prepaid expenses	51,174	(415,189)
Taxes payable	(113,035)	-
Accounts payable and accrued expenses	(57,464)	43,594
Net cash used in operating activities	(405,813)	(421,837)

Cash Flows from Investing Activities:
Investment of cash into trust account	-	(350,000,000)
Net cash used in investing activities	-	(350,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of common stock in initial public offering	-	343,000,000
Proceeds from issuance of private placement warrants	-	9,000,000
Proceeds from issuance of promissory note	-	96,892
Repayment of promissory note to related party	-	(109,392)
Payments of offering costs	--	(398,831)
Net cash provided by financing activities	-	351,588,669

Net Change in Cash	(405,813)	1,166,832
Cash - Beginning of period	845,291	-
Cash - End of period	$439,478	$1,166,832

Supplemental disclosure of noncash financing activities:
Deferred underwriting commissions payable charged to additional paid in capital	$-	$12,250,000

The accompanying notes are an integral part of these condensed financial statements.

FOREST ROAD ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 - Organization and Business Operations

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

As of March 31, 2022, the Company had not yet commenced any operations. All activity through March 31, 2022, relates to the Company’s formation, the initial public offering (“IPO”) described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments from the proceeds derived from the IPO.

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

Liquidity and Going Concern

As of March 31, 2022, the Company had cash outside the Trust Account of $439,478 available for working capital needs. All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem common stock. As of March 31, 2022, none of the funds in the Trust Account were available to be withdrawn as described above.

The Company anticipates that the $439,478 held outside of the Trust Account as of March 31, 2022 will be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the condensed financial statements, assuming that a Business Combination is not consummated during that time. Until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 5) from the Sponsor, the Company’s officers and directors, or their respective affiliates (which is described in Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the Company’s estimates of the costs of undertaking in-depth due diligence and negotiating a Business Combination is less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the Business Combination. Moreover, the Company will need to raise additional capital through loans from its Sponsor, officers, directors, or third parties. None of the Sponsor, officers or directors is under any obligation to advance funds to, or to invest in, the Company. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. The Sponsor has indicated that it will provide financial support to the Company to satisfy all working capital obligations as needed.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, “Presentation of Financial Statements - Going Concern,” management has determined that the mandatory liquidation date and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to complete a Business Combination by March 12, 2023, then the Company will cease all operations except for the purpose of liquidating. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 12, 2023. The Company intends to complete a Business Combination before the mandatory liquidation date.

Risks and Uncertainties

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. As of the date of these condensed financial statements, the impact of this action and related sanctions on the world economy is not determinable. While it is reasonably possible that the action could have a negative effect on the Company’s financial condition, results of operations, and cash flows, the specific impact is not readily determinable as of the date of the condensed financial statements.

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the condensed financial statements.

The condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the period presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2021 and filed with the SEC on April 15, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022.

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

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Investments Held in the Trust Account

At March 31, 2022 and December 31, 2021, the assets held in the Trust Account were money market funds. The money market funds are presented on the condensed balance sheets at fair value at the end of the reporting period. Gains and losses resulting from the change in fair value of the money market funds are included in interest income on marketable securities held in the Trust Account in the accompanying statements of operations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At March 31, 2022 and December 31, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risk on such account.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). Shares of Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022, and December 31, 2021, 35,000,000 shares of Class A common stock subject to possible redemption were presented at redemption value as temporary equity, outside of the stockholders’ equity (deficit) section of the Company’s balance sheets.

Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of the reporting period. This method would view the end of the reporting period as if it were also the redemption date of the security. Effective with the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net Income (Loss) per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of common stock, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of stock. This presentation assumes a business combination as the most likely outcome. The 13,000,000 shares of common stock underlying the outstanding warrants of the Company were excluded from diluted earnings per share for the three months ended March 31, 2022 and March 31, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per share of common stock is the same as basic net income (loss) per share of common stock for the periods presented. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock:

	For the three months ended March 31, 2022		For the three months ended March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$1,843,880	$460,970	$(260,668)	$(293,747)
Denominator:
Weighted-average shares outstanding	35,000,000	8,750,000	7,777,778	8,764,792
Basic and diluted net income (loss) per share	$0.05	$0.05	$(0.03)	$(0.03)

Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A- “Expense of Offering”. Offering costs consist of legal, accounting, underwriting fees and other costs that are directly related to the IPO. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the shares of Class A common stock were charged against the carrying value of the shares of Class A common stock upon the completion of the IPO. The Company classifies deferred underwriting commissions as noncurrent liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities. Offering costs amounting to $19,691,331 (consisting of $7,000,000 in underwriting commissions, $12,250,000 of deferred underwriters’ fee and $441,331 of other offering costs) were incurred, of which $754,694 was allocated to warrants and expensed and $18,936,637 was charged to temporary equity.

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

 The Company accounts for its 13,000,000 warrants (including 7,000,000 Public Warrants (as defined below) and 6,000,000 Private Placement Warrants) as derivative warrant liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The fair value of warrants issued by the Company in connection with the Private Placement has been estimated using the Black-Scholes Option Pricing Method at each measurement date. The fair value of the warrants was updated to reflect the fair values as of March 31, 2022.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets, except the warrant liabilities (see Note 9).

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company had not adopted ASU 2020-06 as of March 31, 2022. The Company is still evaluating the impact that ASU 2020-06 would have on its condensed financial statements.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

Note 3 - Initial Public Offering

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

As of March 31, 2022, and December 31, 2021 the common stock subject to possible redemption reflected on the condensed balance sheets were reconciled in the following table:

Gross proceeds from IPO	$350,000,000
Less:
Proceeds allocated to Public Warrants	(13,431,557)
Common stock issuance costs	(18,936,637)
Plus:
Accretion of carrying value to redemption value	32,368,194
Common stock subject to possible redemption	$350,000,000

Note 4 - Private Placement

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

Note 5 - Related Party Transactions

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

Promissory Note – Related Party

The Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for the payment of costs related to the IPO. The promissory note was non-interest bearing, unsecured and due on the earlier of June 30, 2021 or the closing of the IPO. The balance of $109,392 was paid in full during the year. As of March 31, 2022 and December 31, 2021, there were no outstanding balances under the promissory note. No future borrowings are permitted under this loan.

Administrative Service Fee

The Company has agreed, commencing on the effective date of the IPO through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, administrative and support services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The amount of the administrative service fee for the three months ended March 31, 2022 and March 31, 2021 was $30,000 and $0, respectively. There were no administrative fees payable as of March 31, 2022 and December 31, 2021.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2022 and December 31, 2021, no Working Capital Loans were outstanding.

Note 6 - Commitments & Contingencies

Registration Rights

The holders of the Founder Shares, Private Placement Warrants, and warrants that may be issued upon conversion of Working Capital Loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the IPO requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to shares of Class A common stock). The holders of at least 15% of the then-outstanding number of these securities will be entitled to make up to three demands, excluding short-form registration demands, that the Company register such securities. In addition, the holders will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Note 7 - Warrants

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

Redemption of warrants for cash. Once the warrants become exercisable, the Company may call the warrants for redemption:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

●	if, and only if, the closing price of the common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like and for certain issuances of Class A common stock and equity-linked securities for capital raising purposes in connection with the closing of the Company’s initial Business Combination) for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders.

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

Note 8 - Stockholders’ Deficit

Preferred Stock  - The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. At March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock  - The Company is authorized to issue a total of 300,000,000 shares of Class A common stock at par value of $0.0001 each. As of March 31, 2022 and December 31, 2021, there were no shares of Class A common stock issued or outstanding, excluding 35,000,000 shares subject to possible redemption.

Class B Common Stock  - The Company is authorized to issue a total of 20,000,000 shares of Class B common stock at par value of $0.0001 each. At March 31, 2022 and December 31, 2021, there were 8,750,000 shares of Class B common stock issued and outstanding.

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

Note 9 - Fair Value Measurements

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

Investments Held in Trust Account

As of March 31, 2022 and December 31, 2021, the investments in the Trust Account consisted of approximately $350.0 million in U.S. money market funds. The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments.

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

In April 2021, the Public Warrants began trading on the New York Stock Exchange and the Public Warrants were reclassified as Level 1 due to the use of an observable market price of these warrants. The Public Warrants were previously classified as Level 3 due to the lack of an observable market price for the warrants and initially valued using the Black-Scholes Option Pricing Model.

The Company utilizes the Black-Scholes Option Pricing Model to value the Private Placement Warrants at each reporting period, with changes in fair value recognized in the statements of operations. The estimated fair value of the Private Placement Warrant liability is determined using Level 3 inputs.

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

The following table presents fair value information as of March 31, 2022 of the Company’s financial assets and liabilities, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Total	Level 1	Level 2	Level 3
Assets
Investments held in Trust Account - U.S. Money Market	$350,059,207	$350,059,207	$-	$-
Liabilities
Public warrant liability	$3,060,400	$3,060,400	$-	$-
Private placement warrant liability	7,302,790	-	-	7,302,790
	$10,363,190	$3,060,400	$-	$7,302,790

The following table presents fair value information as of December 31, 2021 of the Company’s financial assets and liabilities, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Total	Level 1	Level 2	Level 3
Assets
Investments held in Trust Account - U.S. Money Market	$350,028,004	$350,028,004	$-	$-
Liabilities
Public warrant liability	$5,495,300	$5,495,300	$-	$-
Private placement warrant liability	7,428,025	-	-	7,428,025
	$12,923,325	$5,495,300	$-	$7,428,025

The following tables presents the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value for the three months ended March 31, 2022 and 2021:

Fair Value as of December 31, 2021	$7,428,025
Change in fair value	(125,235)
Fair Value as of March 31, 2022	$7,302,790

Fair Value as of December 31, 2020	$-
Initial measurement on March 12, 2021	26,808,265
Change in fair value	(4,625,599)
Fair Value as of March 31, 2021	$22,182,666

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

The following table provides quantitative information regarding Level 3 fair value measurements:

	At March 31, 2022	At December 31, 2021
Stock price	$9.77	$9.73
Strike price	$11.50	$11.50
Term (in years)	5	5
Volatility	16.0%	20.5%
Risk-free rate	2.42%	1.26%
Dividend yield	0.0%	0.0%

The primary significant unobservable input used in the fair value measurement of the Company’s Private Placement Warrants is the expected volatility of the common stock. Significant increases (decreases) in the expected volatility in isolation would result in a significantly higher (lower) fair value measurement.

Note 10 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based on the Company’s review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

For the three months ended March 31, 2022, we had net income of $2,304,850. We incurred $286,488 of formation and operating costs, consisting of general and administrative expenses. We had investment income of $31,203 from investments held in the Trust Account and a decrease in the fair value of our warrants that generated $2,560,135 in income.

For the three months ended March 31, 2021, we had a net loss of $554,415. We incurred $50,242 of formation and operating costs, consisting mostly of general and administrative expenses. We had investment income of $1,630 from investments held in the Trust Account. For the three months ended March 31, 2021, the change in fair value of warrants was a decrease in the liability generating $4,625,599 of income. We recognized a loss on the sale of Private Placement Warrants of $4,376,708, resulting from the initial fair value of the Private Placement Warrants exceeding the cash received during the private placement. We also recognized $754,694 of offering costs that were originally recorded against stockholders’ equity (deficit) to expenses that were related to the issuance of the warrants.

Liquidity and Capital Resources

As of March 31, 2022, we had approximately $0.4 million in our operating bank account, and working capital of approximately $0.4 million. All remaining cash held in the Trust Account is generally unavailable for our use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem common stock. As of March 31, 2022, none of the funds in the Trust Account was available to be withdrawn as described above.

Through March 31, 2022, our liquidity needs were satisfied through receipt of $25,000 from the sale of the Founder Shares, advances from the Sponsor in an aggregate amount of $12,500 and the remaining net proceeds from the IPO and the sale of the Private Placement Warrants.

We anticipate that the $439,478 outside of the Trust Account as of March 31, 2022 will be sufficient to allow us to operate for at least the next 12 months from the issuance of the financial statements, assuming that a Business Combination is not consummated during that time. Until consummation of our Business Combination, we will be using the funds not held in the Trust Account, and any additional working capital loans from the Sponsor, our officers and directors, or their respective affiliates, for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

We may need to raise additional funds in order to meet the expenditures required for operating our business. If our estimates of the costs of undertaking in-depth due diligence and negotiating an initial Business Combination is less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to the Business Combination. Moreover, we may need to raise additional capital through loans from our Sponsor, officers, directors, or third parties. None of the Sponsor, officers or directors is under any obligation to advance funds to, or to invest in, us. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. The Sponsor has indicated that it will provide financial support to the Company to satisfy all working capital obligations as needed.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” management has determined that the mandatory liquidation date and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to complete a Business Combination by March 12, 2023, the Company will cease all operations except for the purpose of liquidating. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 12, 2023. The Company intends to complete a Business Combination before the mandatory liquidation date.

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

We issued an aggregate of 13,000,000 warrants in connection with our IPO and private placement, which are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The fair value of warrants issued by the Company in connection with the private placement has been estimated using the Black-Scholes Option Pricing Method at each measurement date. The Company updated the measurement as of March 31, 2022.

Class A Common Stock Subject to Possible Redemption

We account for our shares of Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable shares of common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, shares of common stock are classified as stockholders’ equity. Our shares of common stock feature certain redemption rights that is considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity (deficit) section of our balance sheets.

We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares of Class A common stock to equal the redemption value. Increases or decreases in the carrying amount of redeemable shares of Class A common stock are affected by charges against additional paid in capital and accumulated deficit.

Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A- “Expense of Offering”. Offering costs consist of legal, accounting, underwriting fees and other costs that are directly related to the IPO. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the shares of Class A common stock were charged against the carrying value of the shares of Class A common stock upon the completion of the IPO. The Company classifies deferred underwriting commissions as noncurrent liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities. Offering costs amounting to $19,691,331 (consisting of $7,000,000 in underwriting commissions, $12,250,000 of deferred underwriters’ fee and $441,331 of other offering costs) were incurred, of which $754,694 was allocated to warrants and expensed and $18,936,637 were charged to temporary equity.

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

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company had not adopted ASU 2020-06 as of March 31, 2022. The Company is still evaluating the impact that ASU 2020-06 would have on its financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Factors That May Adversely Affect Our Results of Operations

Our results of operations and our ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial business combination.

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

Under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officers and principal financial officer have concluded that as of March 31, 2022, our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective, solely due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. Our internal control over financial reporting did not result in the proper accounting of the Company’s accounting for complex financial instruments and, due to its impact on our financial statements, we determined it to be a material weakness.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this report, except as set forth below, there have been no material changes from the risk factors previously disclosed in our final prospectus dated March 9, 2021 and filed with the SEC on March 11, 2021 and our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on April 15, 2022.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our Business Combination and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our Business Combination and results of operations

On March 30, 2022, the SEC issued proposed rules relating to, among other items, disclosures in business combination transactions involving special purpose acquisition companies (“SPACs”) and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940, as amended, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. These rules, if adopted, whether in the form proposed or in a revised form, may increase the costs of and the time needed to negotiate and complete our Business Combination, and may constrain the circumstances under which we could complete our Business Combination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Co-Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Co-Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Co-Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Co-Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOREST ROAD ACQUISITION CORP. II

Date: May 16, 2022	By:	/s/ Thomas Staggs
	Name:	Thomas Staggs
	Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Kevin Mayer
	Name:	Kevin Mayer
	Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Idan Shani
	Name:	Idan Shani
	Title:	Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)