Form 10-Q
period 2022-06-30
Forest Road Acquisition Corp. II
filed 2022-08-15
CIK 1840161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 15, 2022, there were 35,000,000 shares of Class A common stock, par value $0.0001 per share, and 8,750,000 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

FOREST ROAD ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FOREST ROAD ACQUISITION CORP. II
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash	$130,340	$845,291
Prepaid expenses	183,233	207,540
Total current assets	313,573	1,052,831
Prepaid expenses - non-current	—	39,234
Investments held in trust account	350,503,794	350,028,004
Total noncurrent assets	350,503,794	350,067,238
Total assets	$350,817,367	$351,120,069

Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$60,867	$176,226	(1)
Taxes payable	50,410	163,035
Total current liabilities	111,277	339,261
Warrant liabilities	7,041,551	12,923,325
Deferred liabilities	124,841	118,915	(1)
Deferred underwriters’ discount payable	12,250,000	12,250,000
Total liabilities	19,527,669	25,631,501

Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 35,000,000 shares issued and outstanding at redemption value of $10.01 and $10.00 per share at June 30, 2022 and December 31, 2021, respectively	350,224,976	350,000,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 300,000,000 shares authorized, none issued and outstanding, excluding 35,000,000 shares subject to redemption at June 30, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 8,750,000 shares issued and outstanding at June 30, 2022 and December 31, 2021	875	875
Additional paid-in capital	—	—
Accumulated deficit	(18,936,153)	(24,512,307)
Total stockholders’ deficit	(18,935,278)	(24,511,432)
Total liabilities, common stock subject to possible redemption and stockholders’ deficit	$350,817,367	$351,120,069

(1)	Deferred liabilities as of December 31, 2021 consist of deferred legal fees that were previously carried in accounts payable and accrued expenses. These were reclassified to conform to the current year’s presentation. See Note 2 (Reclassifications).

The accompanying notes are an integral part of these unaudited condensed financial statements.

FOREST ROAD ACQUISITION CORP. II
CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
General and administrative costs	$254,163	$203,732	$540,651	$253,974
Loss from operations	(254,163)	(203,732)	(540,651)	(253,974)

Other income (expense):
Change in fair value of warrant liabilities	3,321,639	2,585,602	5,881,774	7,211,201
Loss on sale of private placement warrants	—	—	—	(4,376,708)
Offering costs allocated to warrants	—	—	—	(754,694)
Interest earned on trust account	444,587	8,727	475,790	10,357
Total other income (expense), net	3,766,226	2,594,329	6,357,564	2,090,156

Income before provision for income taxes	3,512,063	2,390,597	5,816,913	1,836,182
Provision for income taxes	(15,783)	—	(15,783)	—
Net income	$3,496,280	$2,390,597	$5,801,130	$1,836,182

Weighted average shares outstanding – Class A common stock	35,000,000	35,000,000	35,000,000	21,464,088
Basic and diluted net income per share of common stock- Class A common stock	$0.08	$0.05	$0.13	$0.06

Weighted average shares outstanding – Class B common stock	8,750,000	8,750,000	8,750,000	8,757,251
Basic and diluted net income per share of common stock- Class B common stock	$0.08	$0.05	$0.13	$0.06

The accompanying notes are an integral part of these unaudited condensed financial statements.

FOREST ROAD ACQUISITION CORP. II
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Common Stock		Additional		Total
	Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	8,750,000	$875	$—	$(24,512,307)	$(24,511,432)

Net income	—	—	—	2,304,850	2,304,850
Balance as of March 31, 2022	8,750,000	$875	$—	$(22,207,457)	$(22,206,582)

Accretion of Class A common stock subject to possible redemption	—	—	—	(224,976)	(224,976)
Net income	—	—	—	3,496,280	3,496,280
Balance as of June 30, 2022	8,750,000	$875	$—	$(18,936,153)	$(18,935,278)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Common Stock		Additional		Total
	Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2020	8,768,750	$877	$24,123	$(811)	$24,189

Forfeiture of 18,750 shares	(18,750)	(2)	2	—	—

Accretion of Class A common stock subject to possible redemption	—	—	(24,125)	(32,344,069)	(32,368,194)

Net loss	—	—	—	(554,415)	(554,415)
Balance as of March 31, 2021	8,750,000	$875	$—	$(32,899,295)	$(32,898,420)

Net income	—	—	—	2,390,597	2,390,597
Balance as of June 30, 2021	8,750,000	$875	$—	$(30,508,698)	$(30,507,823)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FOREST ROAD ACQUISITION CORP. II
CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30, 2022	For the six months ended June 30, 2021
Cash Flows from Operating Activities:
Net income	$5,801,130	$1,836,182
Adjustments to reconcile net income loss to net cash used in operating activities:
Interest earned on trust account	(475,790)	(10,357)
Change in fair value of warrant liabilities	(5,881,774)	(7,211,201)
Change in deferred liabilities	5,926	—
Loss on sale of private placement warrants	—	4,376,708
Offering costs allocated to warrants	—	754,694
Changes in current assets and current liabilities:
Prepaid expenses	63,541	(357,356)
Taxes payable	(112,625)	—
Accounts payable and accrued expenses	(115,359)	75,914
Net cash used in operating activities	(714,951)	(535,416)

Cash Flows from Investing Activities:
Investment of cash into trust account	—	(350,000,000)
Net cash used in investing activities	—	(350,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of common stock in initial public offering	—	343,000,000
Proceeds from issuance of private placement warrants	—	9,000,000
Proceeds from issuance of promissory note	—	96,892
Repayment of promissory note to related party	—	(109,392)
Payments of offering costs	—	(398,830)
Net cash provided by financing activities	—	351,588,670

Net Change in Cash	(714,951)	1,053,254
Cash - Beginning of period	845,291	—
Cash - End of period	$130,340	$1,053,254

Supplemental disclosure of noncash financing activities:
Initial value of Class A common stock subject to possible redemption	$—	$307,548,379
Initial value of warrant liabilities	$—	$22,182,666
Deferred underwriters’ discount payable charged to additional paid-in capital	$—	$12,250,000

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

As of June 30, 2022, the Company had not yet commenced any operations. All activity through June 30, 2022, relates to the Company’s formation, the initial public offering (“IPO”) described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments from the proceeds derived from the IPO.

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

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

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

Liquidity and Going Concern

As of June 30, 2022, the Company had cash outside the Trust Account of $130,340 available for working capital needs. All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem common stock. As of June 30, 2022, none of the funds in the Trust Account were available to be withdrawn as described above.

The Company anticipates that the $130,340 held outside of the Trust Account as of June 30, 2022 may not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the unaudited condensed financial statements, assuming that a Business Combination is not consummated during that time. Until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 5) from the Sponsor, the Company’s officers and directors, or their respective affiliates (which is described in Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

The Company may need to raise additional funds in order to meet the expenditures required for operating its business. If the Company’s estimates of the costs of undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the Business Combination. Moreover, the Company will need to raise additional capital through loans from its Sponsor, officers, directors, or third parties. None of the Sponsor, officers or directors is under any obligation to advance funds to, or to invest in, the Company. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. The Sponsor has indicated that it will provide financial support to the Company to satisfy all working capital obligations as needed.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, “Presentation of Financial Statements - Going Concern,” management has determined that the mandatory liquidation date, subsequent dissolution, and liquidity condition raise substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to complete a Business Combination by March 12, 2023, then the Company will cease all operations except for the purpose of liquidating. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 12, 2023. The Company intends to complete a Business Combination before the mandatory liquidation date.

Risks and Uncertainties

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. As of the date of these unaudited condensed financial statements, the impact of this action and related sanctions on the world economy is not determinable. While it is reasonably possible that the action could have a negative effect on the Company’s financial condition, results of operations, and cash flows, the specific impact is not readily determinable as of the date of the unaudited condensed financial statements.

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the unaudited condensed financial statements.

The unaudited condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the period presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2021 and filed with the SEC on April 15, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022.

Reclassifications

Certain reclassifications have been made to the historical financial statements to conform to the current year’s presentation. Such reclassifications have no effect on net income (loss) as previously reported.

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

Use of Estimates

The preparation of the accompanying unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these unaudited condensed financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Investments Held in the Trust Account

At June 30, 2022 and December 31, 2021, the assets held in the Trust Account were money market funds. The money market funds are presented on the condensed balance sheets at fair value at the end of the reporting period. Gains and losses resulting from the change in fair value of the money market funds are included in interest income on marketable securities held in the Trust Account in the accompanying condensed statements of operations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At June 30, 2022 and December 31, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risk on such account.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). Shares of Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 35,000,000 shares of Class A common stock subject to possible redemption were presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

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

Net Income per Share of Common Stock

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of common stock, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of stock. This presentation assumes a Business Combination as the most likely outcome. The 13,000,000 shares of common stock underlying the outstanding warrants of the Company were excluded from diluted earnings per share for the three and six months ended June 30, 2022 and 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per share of common stock is the same as basic net income per share of common stock for the periods presented. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of common stock:

	For the three months ended June 30, 2022		For the three months ended June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$2,797,024	$699,256	$1,912,478	$478,119
Denominator:
Weighted-average shares outstanding	35,000,000	8,750,000	35,000,000	8,750,000
Basic and diluted net income per share	$0.08	$0.08	$0.05	$0.05

	For the six months ended June 30, 2022		For the six months ended June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$4,640,904	$1,160,226	$1,304,111	$532,071
Denominator:
Weighted-average shares outstanding	35,000,000	8,750,000	21,464,088	8,757,251
Basic and diluted net income per share	$0.13	$0.13	$0.06	$0.06

Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A- “Expense of Offering”. Offering costs consist of legal, accounting, underwriting fees and other costs that are directly related to the IPO. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the condensed statement of operations. Offering costs associated with the shares of Class A common stock were charged against the carrying value of the shares of Class A common stock upon the completion of the IPO. The Company classifies deferred underwriting commissions as noncurrent liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities. Offering costs amounting to $19,691,331 (consisting of $7,000,000 in underwriting commissions, $12,250,000 of deferred underwriters’ fee and $441,331 of other offering costs) were incurred, of which $754,694 was allocated to warrants and expensed and $18,936,637 was charged to temporary equity.

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

 The Company accounts for its 13,000,000 warrants (including 7,000,000 Public Warrants (as defined below) and 6,000,000 Private Placement Warrants) as derivative warrant liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s condensed statements of operations. The fair value of warrants issued by the Company in connection with the Private Placement has been estimated using the Black-Scholes Option Pricing Method at each measurement date. The fair value of the warrants was updated to reflect the fair values as of June 30, 2022.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets, except the warrant liabilities (see Note 9).

Income Taxes

ASC 740-270-25-2 requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. The Company’s effective tax rate was 0.4% and 0.0% for the three months ended June 30, 2022 and 2021, respectively, and 0.3% and 0.0% for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2022 and 2021, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company had not adopted ASU 2020-06 as of June 30, 2022. The Company is still evaluating the impact that ASU 2020-06 would have on its unaudited condensed financial statements.

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

As of June 30, 2022 and December 31, 2021, the common stock subject to possible redemption reflected on the condensed balance sheets was reconciled in the following table:

Gross proceeds from IPO	$350,000,000
Less:
Proceeds allocated to Public Warrants	(13,431,557)
Common stock issuance costs	(18,936,637)
Plus:
Accretion of carrying value to redemption value	32,368,194
Common stock subject to possible redemption as of December 31, 2021	$350,000,000
Plus:
Accretion of carrying value to redemption value	224,976
Common stock subject to possible redemption as of June 30, 2022	$350,224,976

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

Promissory Note – Related Party

The Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for the payment of costs related to the IPO. The promissory note was non-interest bearing, unsecured and due on the earlier of June 30, 2021 or the closing of the IPO. The balance of $109,392 was paid in full during the year. As of June 30, 2022 and December 31, 2021, there were no outstanding balances under the promissory note. No future borrowings are permitted under this loan.

Administrative Service Fee

The Company has agreed, commencing on the effective date of the IPO through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, administrative and support services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The amount of the administrative service fee for the three and six months ended June 30, 2022 was $30,000 and $60,000, respectively. The amount of the administrative service fee for the three and six months ended June 30, 2021 was $30,000 and $36,000, respectively. There were no administrative fees payable as of June 30, 2022 and December 31, 2021.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2022 and December 31, 2021, no Working Capital Loans were outstanding.

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

Note 8 - Stockholders’ Deficit

Preferred Stock  - The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. At June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock  - The Company is authorized to issue a total of 300,000,000 shares of Class A common stock at par value of $0.0001 each. As of June 30, 2022 and December 31, 2021, there were no shares of Class A common stock issued or outstanding, excluding 35,000,000 shares subject to possible redemption.

Class B Common Stock  - The Company is authorized to issue a total of 20,000,000 shares of Class B common stock at par value of $0.0001 each. At June 30, 2022 and December 31, 2021, there were 8,750,000 shares of Class B common stock issued and outstanding.

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

Investments Held in Trust Account

As of June 30, 2022 and December 31, 2021, the investments in the Trust Account consisted of approximately $350.5 million and $350.0 million, respectively, in U.S. money market funds. The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments.

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

The Company utilizes the Black-Scholes Option Pricing Model to value the Private Placement Warrants at each reporting period, with changes in fair value recognized in the condensed statements of operations. The estimated fair value of the Private Placement Warrant liability is determined using Level 3 inputs.

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

The following table presents fair value information as of June 30, 2022 of the Company’s financial assets and liabilities, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Total	Level 1	Level 2	Level 3
Assets
Investments held in Trust Account - U.S. Money Market	$350,503,794	$350,503,794	$—	$—
Liabilities
Public warrant liability	$2,099,300	$—	$2,099,300	$—
Private placement warrant liability	4,942,251	—	—	4,942,251
	$7,041,551	$—	$2,099,300	$4,942,251

The following table presents fair value information as of December 31, 2021 of the Company’s financial assets and liabilities, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Total	Level 1	Level 2	Level 3
Assets
Investments held in Trust Account - U.S. Money Market	$350,028,004	$350,028,004	$—	$—
Liabilities
Public warrant liability	$5,495,300	$5,495,300	$—	$—
Private placement warrant liability	7,428,025	—	—	7,428,025
	$12,923,325	$5,495,300	$—	$7,428,025

The following tables presents the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value for the three and six months ended June 30, 2022 and 2021:

Fair value as of December 31, 2021	$7,428,025
Change in fair value	(125,235)
Fair value as of March 31, 2022	$7,302,790
Change in fair value	(2,360,539)
Fair value as of June 30, 2022	$4,942,251

Fair value as of December 31, 2020	$—
Initial measurement on March 12, 2021	26,808,265
Change in fair value	(4,625,599)
Fair value as of March 31, 2021	$22,182,666
Transfer of Public Warrants to Level 1	(11,291,418)
Change in fair value	(1,059,183)
Fair value as of June 30, 2021	$9,832,065

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the three and six months ended June 30, 2021 was $11,291,418. The estimated fair value of the Public Warrants transferred from a Level 1 measurement to a Level 2 fair value measurement during the three and six months ended June 30, 2022 was $2,099,300.

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

The following table provides quantitative information regarding Level 3 fair value measurements:

	As of June 30, 2022	As of December 31, 2021
Stock price	$9.80	$9.73
Strike price	$11.50	$11.50
Term (in years)	5	5
Volatility	11.0%	20.5%
Risk-free rate	3.01%	1.26%
Dividend yield	0.0%	0.0%

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

For the three months ended June 30, 2022, we had net income of $3,496,280. We incurred $254,163 of general and administrative costs and a provision for income tax of $15,783. We had investment income of $444,587 from investments held in the Trust Account and change in the fair value of our warrants that generated $3,321,639 in income.

For the six months ended June 30, 2022, we had net income of $5,801,130. We incurred $540,651 of general and administrative costs and a provision for income tax of $15,783. We had investment income of $ 475,790 from investments held in the Trust Account and change in the fair value of our warrants that generated $5,881,774 in income.

For the three months ended June 30, 2021, we had net income of $2,390,597. We incurred $203,732 of general and administrative costs. We had investment income of $8,727 from investments held in the Trust Account and change in the fair value of our warrants that generated $2,585,602 in income.

For the six months ended June 30, 2021, we had net income of $1,836,182. We incurred $253,974 of general and administrative costs. We had investment income of $10,357 from investments held in the Trust Account and change in the fair value of our warrants that generated $7,211,201 in income. We recognized a loss on the sale of Private Placement Warrants of $4,376,708, resulting from the initial fair value of the Private Placement Warrants exceeding the cash received during the private placement. We also recognized $754,694 of offering costs that were originally recorded against stockholders’ equity (deficit) to expenses that were related to the issuance of the warrants.

Liquidity and Capital Resources

As of June 30, 2022, we had approximately $0.1 million in our operating bank account, and working capital of approximately $0.2 million, excluding taxes. All remaining cash held in the Trust Account is generally unavailable for our use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem common stock. As of June 30, 2022, $278,818 of the funds in the Trust Account were available to be withdrawn to pay taxes.

Through June 30, 2022, our liquidity needs were satisfied through receipt of $25,000 from the sale of the Founder Shares, advances from the Sponsor in an aggregate amount of $12,500 and the remaining net proceeds from the IPO and the sale of the Private Placement Warrants.

The $130,340 outside of the Trust Account as of June 30, 2022 may not be sufficient to allow us to operate for at least the next 12 months from the issuance of the financial statements, assuming that a Business Combination is not consummated during that time. Until consummation of our Business Combination, we will be using the funds not held in the Trust Account, and any additional working capital loans from the Sponsor, our officers and directors, or their respective affiliates, for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

Critical Accounting Policies and Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these unaudited condensed financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly, the actual results could differ significantly from those estimates.

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

We issued an aggregate of 13,000,000 warrants in connection with our IPO and private placement, which are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s unaudited condensed statements of operations. The fair value of warrants issued by the Company in connection with the private placement has been estimated using the Black-Scholes Option Pricing Method at each measurement date. The Company updated the measurement as of June 30, 2022.

Class A Common Stock Subject to Possible Redemption

We account for our shares of Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable shares of common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, shares of common stock are classified as stockholders’ deficit. Our shares of common stock feature certain redemption rights that is considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our condensed balance sheets.

We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares of Class A common stock to equal the redemption value. Increases or decreases in the carrying amount of redeemable shares of Class A common stock are affected by charges against additional paid in capital and accumulated deficit.

Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A- “Expense of Offering”. Offering costs consist of legal, accounting, underwriting fees and other costs that are directly related to the IPO. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the condensed statement of operations. Offering costs associated with the shares of Class A common stock were charged against the carrying value of the shares of Class A common stock upon the completion of the IPO. The Company classifies deferred underwriting commissions as noncurrent liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities. Offering costs amounting to $19,691,331 (consisting of $7,000,000 in underwriting commissions, $12,250,000 of deferred underwriters’ fee and $441,331 of other offering costs) were incurred, of which $754,694 was allocated to warrants and expensed and $18,936,637 were charged to temporary equity.

Net Income Per Share of Common Stock

The Company complies with the accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” The Company has two classes of common stock, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of stock. Net income per share of common stock is computed by dividing net income by the weighted average number of common stock outstanding for the period. We have not considered the effect of the warrants sold in the IPO and private placement to purchase 13,000,000 shares of Class A common stock in the calculation of diluted income per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company had not adopted ASU 2020-06 as of June 30, 2022. The Company is still evaluating the impact that ASU 2020-06 would have on its unaudited condensed financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officers and principal financial officer have concluded that as of June 30, 2022, our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective, solely due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. Our internal control over financial reporting did not result in the proper accounting of the Company’s accounting for complex financial instruments and, due to its impact on our financial statements, we determined it to be a material weakness.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this report, except as set forth below, there have been no material changes from the risk factors previously disclosed in our final prospectus dated March 9, 2021 and filed with the SEC on March 11, 2021, our Annual Report on Form 10-K for the year ended December 31, 2021 and filed with the SEC on April 15, 2022, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 and filed with the SEC on May 16, 2022.

Recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial Business Combination.

Recent increases in inflation and interest rates in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate an initial Business Combination.

Military conflict in Ukraine or elsewhere may lead to increased and price volatility for publicly traded securities, which could make it more difficult for us to consummate an initial Business Combination.

Military conflict in Ukraine or elsewhere may lead to increased and price volatility for publicly traded securities, including ours, and to other national, regional and international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a Business Combination target and consummate an initial Business Combination on acceptable commercial terms or at all.

There may be significant competition for us to find an attractive target for an initial Business Combination. This could increase the costs associated with completing our initial Business Combination and may result in our inability to find a suitable target for our initial Business Combination.

In recent years, the number of special purpose acquisition companies (“SPACs”) that have been formed has increased substantially. Many companies have entered into business combinations with SPACs, and there are still many SPACs seeking targets for their initial business combination, as well as additional SPACs currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, effort and resources to identify a suitable target for an initial business combination.

In addition, because there are a large number of SPACs seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become more scarce for other reasons, such as economic or industry sector downturns, geopolitical tensions or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find a suitable target for and/or complete our initial Business Combination and may result in our inability to consummate an initial Business Combination on terms favorable to our investors altogether.

The SEC has recently issued proposed rules relating to certain activities of SPACs. Certain of the procedures that we, a potential Business Combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial Business Combination and may constrain the circumstances under which we could complete an initial Business Combination. The need for compliance with the SPAC Rule Proposals (as defined below) may cause us to liquidate the funds in the Trust Account or liquidate the Company at an earlier time than we might otherwise choose.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals) relating, among other items, to disclosures in business combination transactions between SPACS such as us and private operating companies; the condensed financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The SPAC Rule Proposals have not yet been adopted, and may be adopted in the proposed form or in a different form that could impose additional regulatory requirements on SPACs. Certain of the procedures that we, a potential Business Combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing an initial Business Combination, and may constrain the circumstances under which we could complete an initial Business Combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the Trust Account or liquidate the Company at an earlier time than we might otherwise choose.

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial Business Combination and instead to liquidate the Company.

As described further above, the SPAC Rule Proposals relate, among other matters, to the circumstances in which SPACs such as the Company could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for a business combination no later than 18 months after the effective date of its registration statement for its initial public offering. The company would then be required to complete its initial business combination no later than 24 months after the effective date of such registration statement.

Because the SPAC Rule Proposals have not yet been adopted, there is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, that may not enter into a definitive agreement within 18 months after the effective date of its initial public offering registration statement or that may not complete its business combination within 24 months after such date. As a result, it is possible that a claim could be made that we have been operating as an unregistered investment company.

If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements. We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial Business Combination and instead to liquidate the Company.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in cash until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, following the liquidation of securities in the Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

The funds in the Trust Account have, since our IPO, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, and we expect that we will, on or prior to the 24-month anniversary of the effective date of the IPO registration statement, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash until the earlier of consummation of our initial Business Combination or liquidation of the Company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

In addition, even prior to the 24-month anniversary of the effective date of the IPO registration statement, we may be deemed to be an investment company. The longer that the funds in the Trust Account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the Trust Account at any time, even prior to the 24-month anniversary, and instead hold all funds in the Trust Account in cash, which would further reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

Were we considered to be a “foreign person,” we might not be able to complete an initial Business Combination with a U.S. target company if such initial Business Combination is subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (“CFIUS”), or ultimately prohibited.

Certain federally licensed businesses in the United States, such as broadcasters and airlines, may be subject to rules or regulations that limit foreign ownership. In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Were we considered to be a “foreign person” under such rules and regulations, any proposed Business Combination between us and a U.S. business engaged in a regulated industry or which may affect national security could be subject to such foreign ownership restrictions and/or CFIUS review. The scope of CFIUS was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. If our potential initial Business Combination with a U.S. business falls within the scope of foreign ownership restrictions, we may be unable to consummate an initial Business Combination with such business. In addition, if our potential Business Combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial Business Combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial Business Combination. Our Sponsor is a U.S. entity, and the managing member of our Sponsor is a U.S. person. However, if CFIUS has jurisdiction over our initial Business Combination CFIUS may decide to block or delay our initial Business Combination, impose conditions to mitigate national security concerns with respect to such initial Business Combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. If we were considered to be a “foreign person,” foreign ownership limitations, and the potential impact of CFIUS, may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial Business Combination opportunities that we believe would otherwise be beneficial to us and our shareholders. As a result, in such circumstances, the pool of potential targets with which we could complete an initial Business Combination could be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues.

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial Business Combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public stockholders may only receive $10.00 per share, and our warrants will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

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

FOREST ROAD ACQUISITION CORP. II

Date: August 15, 2022	By:	/s/ Thomas Staggs
	Name:	Thomas Staggs
	Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: August 15, 2022	By:	/s/ Kevin Mayer
	Name:	Kevin Mayer
	Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: August 15, 2022	By:	/s/ Idan Shani
	Name:	Idan Shani
	Title:	Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)