Form 10-Q
period 2022-09-30
Forest Road Acquisition Corp. II
filed 2022-11-03
CIK 1840161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 2, 2022, there were 35,000,000 shares of Class A common stock, par value $0.0001 per share, and 8,750,000 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

FOREST ROAD ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FOREST ROAD ACQUISITION CORP. II
CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash	$265,540	$845,291
Prepaid expenses	112,484	207,540
Total current assets	378,024	1,052,831
Prepaid expenses - non-current	—	39,234
Investments held in trust account	351,786,851	350,028,004
Total noncurrent assets	351,786,851	350,067,238
Total assets	$352,164,875	$351,120,069

Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$7,250	$176,226
Taxes payable	257,398	163,035
Total current liabilities	264,648	339,261
Warrant liabilities	884,000	12,923,325
Deferred liabilities	294,678	118,915
Deferred underwriters’ discount payable	12,250,000	12,250,000
Total liabilities	13,693,326	25,631,501

Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 35,000,000 shares issued and outstanding at redemption value of $10.04 and $10.00 per share at September 30, 2022 and December 31, 2021, respectively	351,529,903	350,000,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 300,000,000 shares authorized, none issued and outstanding, excluding 35,000,000 shares subject to redemption at September 30, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 8,750,000 shares issued and outstanding at September 30, 2022 and December 31, 2021	875	875
Additional paid-in capital	—	—
Accumulated deficit	(13,059,229)	(24,512,307)
Total stockholders’ deficit	(13,058,354)	(24,511,432)
Total liabilities, common stock subject to possible redemption and stockholders’ deficit	$352,164,875	$351,120,069

The accompanying notes are an integral part of these unaudited condensed financial statements.

FOREST ROAD ACQUISITION CORP. II
CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
General and administrative costs	$330,627	$381,691	$871,278	$635,665
Loss from operations	(330,627)	(381,691)	(871,278)	(635,665)

Other income:
Change in fair value of warrant liabilities	6,157,551	4,671,166	12,039,325	11,882,367
Loss on sale of private placement warrants	—	—	—	(4,376,708)
Offering costs allocated to warrants	—	—	—	(754,694)
Interest earned on trust account	1,545,093	8,823	2,020,883	19,180
Total other income, net	7,702,644	4,679,989	14,060,208	6,770,145

Income before provision for income taxes	7,372,017	4,298,298	13,188,930	6,134,480
Provision for income taxes	(190,166)	—	(205,949)	—
Net income	$7,181,851	$4,298,298	$12,982,981	$6,134,480

Weighted average shares outstanding – Class A common stock	35,000,000	35,000,000	35,000,000	25,897,436
Basic and diluted net income per share of common stock- Class A common stock	$0.16	$0.10	$0.30	$0.18

Weighted average shares outstanding – Class B common stock	8,750,000	8,750,000	8,750,000	8,754,808
Basic and diluted net income per share of common stock- Class B common stock	$0.16	$0.10	$0.30	$0.18

The accompanying notes are an integral part of these unaudited condensed financial statements.

FOREST ROAD ACQUISITION CORP. II
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Common Stock		Additional		Total
	Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	8,750,000	$875	$—	$(24,512,307)	$(24,511,432)

Net income	—	—	—	2,304,850	2,304,850
Balance as of March 31, 2022	8,750,000	875	—	(22,207,457)	(22,206,582)

Accretion of Class A common stock subject to possible redemption	—	—	—	(224,976)	(224,976)
Net income	—	—	—	3,496,280	3,496,280
Balance as of June 30, 2022	8,750,000	875	—	(18,936,153)	(18,935,278)

Accretion of Class A common stock subject to possible redemption	—	—	—	(1,304,927)	(1,304,927)
Net income	—	—	—	7,181,851	7,181,851
Balance as of September 30, 2022	8,750,000	$875	$—	$(13,059,229)	$(13,058,354)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Common Stock		Additional		Total Stockholders’
	Class B		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2020	8,768,750	$877	$24,123	$(811)	$24,189

Forfeiture of 18,750 shares	(18,750)	(2)	2	—	—

Accretion of Class A common stock subject to possible redemption	—	—	(24,125)	(32,344,069)	(32,368,194)

Net loss	—	—	—	(554,415)	(554,415)
Balance as of March 31, 2021	8,750,000	875	—	(32,899,295)	(32,898,420)

Net income	—	—	—	2,390,597	2,390,597
Balance as of June 30, 2021	8,750,000	875	—	(30,508,698)	(30,507,823)

Net income	—	—	—	4,298,298	4,298,298
Balance as of September 30, 2021	8,750,000	$875	$—	$(26,210,400)	$(26,209,525)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FOREST ROAD ACQUISITION CORP. II
CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30, 2022	For the nine months ended September 30, 2021
Cash Flows from Operating Activities:
Net income	$12,982,981	$6,134,480
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on trust account	(2,020,883)	(19,180)
Change in fair value of warrant liabilities	(12,039,325)	(11,882,367)
Change in deferred liabilities	175,763	—
Loss on sale of private placement warrants	—	4,376,708
Offering costs allocated to warrants	—	754,694
Changes in current assets and current liabilities:
Prepaid expenses	134,290	(301,572)
Taxes payable	94,363	150,000
Accounts payable and accrued expenses	(168,976)	139,764
Net cash used in operating activities	(841,787)	(647,473)

Cash Flows from Investing Activities:
Investment of cash into trust account	—	(350,000,000)
Interest withdrawn from trust account to pay for franchise and federal income taxes	262,036	—
Net cash provided by (used in) investing activities	262,036	(350,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of common stock in initial public offering	—	343,000,000
Proceeds from issuance of private placement warrants	—	9,000,000
Proceeds from issuance of promissory note	—	96,892
Repayment of promissory note to related party	—	(109,392)
Payments of offering costs	—	(398,831)
Net cash provided by financing activities	—	351,588,669

Net Change in Cash	(579,751)	941,196
Cash - Beginning of period	845,291	—
Cash - End of period	$265,540	$941,196

Supplemental disclosure of noncash financing activities:
Deferred underwriters’ discount payable charged to additional paid-in capital	$—	$12,250,000

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

As of September 30, 2022, the Company had not yet commenced any operations. All activity through September 30, 2022, relates to the Company’s formation, the initial public offering (“IPO”) described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments from the proceeds derived from the IPO.

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

Liquidity and Going Concern

As of September 30, 2022, the Company had cash outside the Trust Account of $265,540 available for working capital needs. All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem common stock. As of September 30, 2022, $262,036 was withdrawn from the funds in the Trust Account to pay for franchise and federal income taxes.

The Company anticipates that the $265,540 held outside of the Trust Account as of September 30, 2022 may not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the unaudited condensed financial statements, assuming that a Business Combination is not consummated during that time. Until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 5) from the Sponsor, the Company’s officers and directors, or their respective affiliates (which is described in Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2021 and filed with the SEC on April 15, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or any future period.

Reclassifications

Certain reclassifications have been made to the historical financial statements to conform to the current year’s presentation. Such reclassifications have no effect on net income (loss), assets, liabilities and equity, as previously reported. Deferred liabilities as of December 31, 2021 consist of deferred legal fees that were previously carried in accounts payable and accrued expenses. These were reclassified to conform to the current year’s presentation.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

Investments Held in the Trust Account

At September 30, 2022 and December 31, 2021, the assets held in the Trust Account were money market funds. The money market funds are presented on the condensed balance sheets at fair value at the end of the reporting period. Gains and losses resulting from the change in fair value of the money market funds are included in interest earned on the Trust Account in the accompanying condensed statements of operations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At September 30, 2022 and December 31, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risk on such account.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). Shares of Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, 35,000,000 shares of Class A common stock subject to possible redemption were presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

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

Net Income per Share of Common Stock

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of common stock, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of stock. This presentation assumes a Business Combination as the most likely outcome. The 13,000,000 shares of common stock underlying the outstanding warrants of the Company were excluded from diluted earnings per share for the three and nine months ended September 30, 2022 and 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per share of common stock is the same as basic net income per share of common stock for the periods presented. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of common stock:

	For the three months ended September 30, 2022		For the three months ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$5,745,481	$1,436,370	$3,438,638	$859,660
Denominator:
Weighted-average shares outstanding	35,000,000	8,750,000	35,000,000	8,750,000
Basic and diluted net income per share	$0.16	$0.16	$0.10	$0.10

	For the nine months ended September 30, 2022		For the nine months ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$10,386,385	$2,596,596	$4,584,618	$1,549,862
Denominator:
Weighted-average shares outstanding	35,000,000	8,750,000	25,897,436	8,754,808
Basic and diluted net income per share	$0.30	$0.30	$0.18	$0.18

Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A- “Expense of Offering”. Offering costs consist of legal, accounting, underwriting fees and other costs that are directly related to the IPO. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the condensed statements of operations. Offering costs associated with the shares of Class A common stock were charged against the carrying value of the shares of Class A common stock upon the completion of the IPO. The Company classifies deferred underwriting commissions as noncurrent liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities. Offering costs amounting to $19,691,331 (consisting of $7,000,000 in underwriting commissions, $12,250,000 of deferred underwriters’ fee and $441,331 of other offering costs) were incurred, of which $754,694 was allocated to warrants and expensed and $18,936,637 was charged to temporary equity.

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

The Company accounts for its warrants in accordance with the guidance contained in ASC 815-40 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s unaudited condensed statements of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using the Black-Scholes Option Pricing Method. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature, except the warrant liabilities (see Note 9).

Income Taxes

ASC 740-270-25-2 requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. The Company’s effective tax rate was 2.6% and 0.0% for the three months ended September 30, 2022 and 2021, respectively, and 1.6% and 0.0% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2022 and 2021, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

At this time, it has been determined that none of the IR Act tax provisions have an impact to the Company's fiscal 2022 tax provision. The Company will continue to monitor for updates to the Company's business along with guidance issued with respect to the IR Act to determine whether any adjustments are needed to the Company's tax provision in future periods.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the converted method for all convertible instruments. As a smaller reporting company, ASU 2020-06 is effective beginning on January 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations and cash flows. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

As of September 30, 2022 and December 31, 2021, the common stock subject to possible redemption reflected on the condensed balance sheets was reconciled in the following table:

Gross proceeds from IPO	$350,000,000
Less:
Proceeds allocated to Public Warrants	(13,431,557)
Common stock issuance costs	(18,936,637)
Plus:
Accretion of carrying value to redemption value	32,368,194
Common stock subject to possible redemption as of December 31, 2021	$350,000,000
Plus:
Accretion of carrying value to redemption value	1,529,903
Common stock subject to possible redemption as of September 30, 2022	$351,529,903

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

Promissory Note – Related Party

The Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for the payment of costs related to the IPO. The promissory note was non-interest bearing, unsecured and due on the earlier of September 30, 2021 or the closing of the IPO. The balance of $109,392 was paid in full during the year of 2021. As of September 30, 2022 and December 31, 2021, there were no outstanding balances under the promissory note. No future borrowings are permitted under this loan.

Administrative Service Fee

The Company has agreed, commencing on the effective date of the IPO through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, administrative and support services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The amount of the administrative service fee for the three and nine months ended September 30, 2022 was $30,000 and $90,000, respectively. The amount of the administrative service fee for the three and nine months ended September 30, 2021 was $30,000 and $66,000, respectively. There were no administrative fees payable as of September 30, 2022 and December 31, 2021.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2022 and December 31, 2021, no Working Capital Loans were outstanding.

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

Note 8 - Stockholders’ Deficit

Preferred Stock  - The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. At September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock  - The Company is authorized to issue a total of 300,000,000 shares of Class A common stock at par value of $0.0001 each. As of September 30, 2022 and December 31, 2021, there were no shares of Class A common stock issued or outstanding, excluding 35,000,000 shares subject to possible redemption.

Class B Common Stock  - The Company is authorized to issue a total of 20,000,000 shares of Class B common stock at par value of $0.0001 each. At September 30, 2022 and December 31, 2021, there were 8,750,000 shares of Class B common stock issued and outstanding.

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

Investments Held in Trust Account

As of September 30, 2022 and December 31, 2021, the investments in the Trust Account consisted of approximately $351.8 million and $350.0 million, respectively, primarily in U.S. Treasury securities. The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments.

Fair Value Measurements

The following table presents fair value information as of September 30, 2022 of the Company’s financial assets and liabilities, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Total	Level 1	Level 2	Level 3
Assets
Investments held in Trust Account - U.S. Money Market	$351,786,851	$351,786,851	$—	$—
Liabilities
Public warrant liability	$476,000	$—	$476,000	$—
Private placement warrant liability	408,000	—	408,000	—
	$884,000	$—	$884,000	$—

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

The warrants were accounted for as liabilities in accordance with ASC Topic 815-40 and are presented within warrant liabilities in the accompanying condensed September 30, 2022 and December 31, 2021 balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the condensed statements of operations.

In March 2021, the Public Warrants began trading on the New York Stock Exchange and the Public Warrants were reclassified as Level 1 due to the use of an observable market price of these warrants. The Public Warrants were previously classified as Level 3 due to the lack of an observable market price for the warrants and initially valued using the Black-Scholes Option Pricing Model. Public Warrants were transferred to a level 2 due to the lack of an active market as of June 30, 2022 and continue to be included in level 2 as of September 30, 2022, and the presence of observable inputs in surrounding periods for the same instrument.

The Private Placement Warrants were initially valued using the Black-Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the Company’s shares of common stock. The expected volatility as of the IPO date was derived from observable Public Warrant pricing on comparable “blank-check” companies without an identified target. The subsequent measurements of the Private Placement Warrants after the detachment of the Public Warrants from the Units are classified as Level 2 due to the use of an observable market quote for a similar asset in an active market.

The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units are classified as Level 1 due to the use of an observable market quote in an active market under the ticker “FRXBW.” As of September 30, 2022, the Private Placement Warrants were valued using a Level 2 input due to a make-whole provision that results in the Private Placement Warrants having substantially the same terms as the Public Warrants, thus the value of the Public Warrants is used.

The following tables presents the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value for the three and nine months ended September 30, 2022 and 2021:

	Private Placement Warrants	Public Warrants	Warrant Liabilities
Fair value as of January 1, 2022	$7,428,025	$—	$7,428,025
Change in fair value	(125,235)	—	(125,235)

Fair value as of March 31, 2022	$7,302,790	$—	$7,302,790
Change in fair value	(2,360,539)	—	(2,360,539)

Fair value as of June 30, 2022	$4,942,251	$—	$4,942,251
Transfer to Level 2	(4,942,251)	—	(4,942,251)
Fair value as of September 30, 2022	$—	$—	$—

	Private Placement Warrants	Public Warrants	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement as of March 12, 2021	13,376,708	13,376,708	26,753,416
Change in fair value	(2,485,460)	(2,085,290)	(4,570,750)

Fair value as of March 31, 2021	$10,891,248	$11,291,418	$22,182,666
Transfer to Level 1	—	(11,291,418)	(11,291,418)
Change in fair value	(1,059,183)	—	(1,059,183)

Fair value as of June 30, 2021	$9,832,065	$—	$9,832,065
Change in fair value	(996,167)	—	(996,167)
Fair value as of September 30, 2021	$8,835,898	$—	$8,835,898

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Private Placement Warrants that were transferred from a Level 3 measurement to a Level 2 during the three months ended September 30, 2022 was $4,942,251. The estimated fair value of the Public Warrants transferred from a Level 1 measurement to a Level 2 fair value measurement during the three and nine months ended September 30, 2022 was $0 and $476,000, respectively.

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

For the three months ended September 30, 2022, we had net income of $7,181,851. We incurred $330,627 of general and administrative costs and a provision for income tax of $190,166. We had investment income of $1,545,093 from investments held in the Trust Account and change in the fair value of our warrants that generated $6,157,551 in income.

For the nine months ended September 30, 2022, we had net income of $12,982,981. We incurred $871,278 of general and administrative costs and a provision for income tax of $205,949. We had investment income of $2,020,883 from investments held in the Trust Account and change in the fair value of our warrants that generated $12,039,325 in income.

For the three months ended September 30, 2021, we had net income of $4,298,298. We incurred $381,691 of formation and operating costs, consisting of general and administrative expenses. We had investment income of $8,823 from investments held in the Trust Account and a decrease in the fair value of our warrants that generated $4,671,166 in income.

For the nine months ended September 30, 2021, we had net income of $6,134,480. We incurred $635,665 of formation and operating costs, consisting mostly of general and administrative expenses. We had investment income of $19,180 from investments held in the Trust Account. For the nine months ended September 30, 2021, the fair value of our warrants decreased, generating $11,882,367 of income. We recognized a loss on the sale of Private Placement Warrants of $4,376,708, resulting from the initial fair value of the Private Placement Warrants exceeding the cash received during the private placement. We also reclassified $754,694 of offering costs that were originally recorded against stockholders’ equity to expenses that were related to the issuance of the warrants.

Liquidity and Capital Resources

As of September 30, 2022, we had approximately $0.3 million in our operating bank account, and working capital of approximately $0.4 million, excluding taxes. All remaining cash held in the Trust Account is generally unavailable for our use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem common stock. As of September 30, 2022, $256,948 of the funds in the Trust Account were available to be withdrawn to pay taxes.

Through September 30, 2022, our liquidity needs were satisfied through receipt of $25,000 from the sale of the Founder Shares, advances from the Sponsor in an aggregate amount of $12,500 and the remaining net proceeds from the IPO and the sale of the Private Placement Warrants.

The $265,540 outside of the Trust Account as of September 30, 2022 may not be sufficient to allow us to operate for at least the next 12 months from the issuance of the financial statements, assuming that a Business Combination is not consummated during that time. Until consummation of our Business Combination, we will be using the funds not held in the Trust Account, and any additional working capital loans from the Sponsor, our officers and directors, or their respective affiliates, for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

We issued an aggregate of 13,000,000 warrants in connection with our IPO and private placement, which are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s unaudited condensed statements of operations. The fair value of warrants issued by the Company in connection with the private placement has been estimated using the Black-Scholes Option Pricing Method at each measurement date. The Company updated the Public Warrants measurement as of September 30, 2022 and the Private Placement Warrants are now valued using the value of the Public Warrants.

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

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the converted method for all convertible instruments. As a smaller reporting company, ASU 2020-06 is effective beginning on January 1, 2024 for fiscal year beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted on January 1, 2021. The Company had not adopted ASU 2020-06 as of September 30, 2022. The Company is still evaluating the impact that ASU 2020-06 would have on its unaudited condensed financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officers and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based on this evaluation, our principal executive officers and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Remediation of a Material Weakness in Internal Control Over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness related to the Company’s financial reporting of complex financial instruments and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements, including providing enhanced access to accounting literature, research materials and documents. The foregoing actions were completed as of September 30, 2022, and we believe we have remediated the material weakness in internal control over financial reporting.

Changes in Internal Control over Financial Reporting

The Company has made changes in its internal control over financial reporting to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the financial reporting of complex financial instruments that apply to our financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding financial reporting of complex financial instruments. The Company can offer no assurance that these changes will ultimately have the intended effects.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this report, except as set forth below, there have been no material changes from the risk factors previously disclosed in our final prospectus dated March 9, 2021 and filed with the SEC on March 11, 2021, our Annual Report on Form 10-K for the year ended December 31, 2021 and filed with the SEC on April 15, 2022, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 and filed with the SEC on May 16, 2022, and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 and filed with the SEC on August 15, 2022.

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares.

On August 16, 2022, the IR Act was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The Treasury has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022.

If the deadline for us to complete a Business Combination (currently March 12, 2023) is extended, our public stockholders will have the right to require us to redeem their public shares. Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination or otherwise may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax in connection with a Business Combination would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, (ii) the structure of the Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the Business Combination (or otherwise issued not in connection with the Business Combination but issued within the same taxable year of the Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by us, and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in our ability to complete a Business Combination. Any redemptions after December 31, 2022, including any redemption in connections with the Business Combination, could be subject to the excise tax. Nonetheless, we will not use the proceeds placed in the Trust Account and the interests earned thereon to pay any excise taxes or any other similar fees or taxes in nature that may be imposed on the Company pursuant to any current, pending or future rules or laws, including without limitation any excise tax due imposed under the IR Act on any redemptions or stock buybacks by the Company.

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

FOREST ROAD ACQUISITION CORP. II

Date: November 3, 2022	By:	/s/ Thomas Staggs
	Name:	Thomas Staggs
	Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: November 3, 2022	By:	/s/ Kevin Mayer
	Name:	Kevin Mayer
	Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: November 3, 2022	By:	/s/ Idan Shani
	Name:	Idan Shani
	Title:	Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)