Form 10-K
period 2022-12-31
Forest Road Acquisition Corp. II
filed 2023-03-29
CIK 1840161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

The aggregate market value of the outstanding shares of the registrant’s Class A common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A common stock on June 30, 2022, as reported on the New York Stock Exchange was $343,000,000.

As of March 29, 2023, there were 4,474,604 shares of Class A common stock, par value $0.0001 per share, and 8,750,000 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination (as defined below);

●	the impact on our amount held in trust, our capitalization and other impacts on our Company or management team should we seek to extend the deadline for consummating our initial business combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account (as defined below) balance; or

●	our financial performance.

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

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“2023 Special Meeting” are to the Company’s special meeting of stockholders held on March 3, 2023;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“ASU” are to the FASB Accounting Standards Update;

●	“board of directors,” “board” or “directors” are to the board of directors of the Company (as defined below);

●	“business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

●	“Cantor” refers to Cantor Fitzgerald & Co., one of the representatives of the underwriters in our initial public offering;

●	“Class A common stock” are to the shares of Class A common stock of the Company, par value $0.0001 per share;

●	“Class B common stock” are to the shares of Class B common stock of the Company, par value $0.0001 per share;

●	“Combination Period” are to the 33-month period, from the closing of the initial public offering (as defined below) to December 12, 2023, that the Company presently has to consummate a business combination;

●	“common stock” are to the Class A common stock and the Class B common stock;

●	“Company,” “our Company,” “we” or “us” are to Forest Road Acquisition Corp. II, a Delaware corporation;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account and warrant agent of our public warrants (as defined below);

●	“DGCL” are to the Delaware General Corporation Law;

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“Extension” are to the extension approved at the 2023 Special Meeting, pursuant to which the deadline by which the Company has to complete a business combination was extended from March 12, 2023 to December 12, 2023;

●	“FASB” are to the Financial Accounting Standards Board;

●	“Forest Road” refers to The Forest Road Company, LLC, an affiliate of our sponsor;

●	“FRX I” refers to Forest Road Acquisition Corp. (NYSE: BODY), a special purpose acquisition company that consummated its initial business combination with The Beachbody Company Group, LLC and Myx Fitness Holdings, LLC on June 25, 2021;

●	“founder shares” are to the shares of Class B common stock initially purchased by our sponsor in the private placement (as defined below) and the shares of Class A common stock that will be issued upon the automatic conversion of the shares of Class B common stock at the time of our initial business combination as described herein (for the avoidance of doubt, such Class A common stock will not be “public shares” (as defined below));

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“initial public offering” or “IPO” are to the initial public offering that was consummated by the Company on March 12, 2021;

●	“initial stockholders” are to holders of our founder shares prior to our initial public offering;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on February 18, 2021 (File No. 333-253274), as amended, and the Form S-1MEF filed with the SEC on March 9, 2021 (File No. 333-254065);

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“management” or our “management team” are to our executive officers and directors;

●	“Morgan Stanley” refers to Morgan Stanley & Co. LLC, one of the representatives of the underwriters in our initial public offering;

●	“NYSE” are to the New York Stock Exchange;

●	“our team” are to our executive officers, directors, and strategic advisors;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“private placement” are to the private placement of warrants that occurred simultaneously with the closing of our initial public offering;

●	“private placement warrants” are to the warrants issued to our sponsor in the private placement;

●	“public shares” are to shares of Class A common stock sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our initial stockholders and team to the extent our initial stockholders and/or members of our team purchase public shares, provided that each initial stockholder’s and member of our team’s status as a “public stockholder” will only exist with respect to such public shares;

●	“public warrants” are to warrants sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2022;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPACs” are to special purpose acquisition companies;

●	“sponsor” or “Sponsor” are to Forest Road Acquisition Sponsor II LLC, a Delaware limited liability company;

●	“TMTC” are to businesses in the technology, media, telecommunications, and consumer space;

●	“trust account” are to the U.S.-based trust account in which a portion from the net proceeds of the sale of the units in the initial public offering and the private placement warrants was placed following the closing of the initial public offering;

●	“units” are to the units sold in our initial public offering, which consist of one public share and one-fifth of one public warrant;

●	“Working Capital Loans” are to funds that, in order to finance transaction costs in connection with a business combination, the initial stockholders or an affiliate of the initial stockholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company; and

●	“Withum,” are to WithumSmith+Brown, PC, our independent registered public accounting firm.

v

PART I

Item 1. Business.

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting our initial business combination.

Initial Public Offering and Extension

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

Our management team is led by Thomas Staggs, our Co-Chief Executive Officer and Co-Chairperson, and Kevin Mayer, our Co-Chief Executive Officer and Co-Chairperson. On March 3, 2023, the Company’s stockholders approved the Extension extending the date by which the Company must consummate its initial business combination from March 12, 2023 to December 12, 2023 (or such earlier date as determined by the board of directors). If the Company’s initial business combination is not completed by the end of the Combination Period, then the Company’s existence will terminate, and the Company will distribute the amounts in the trust account as provided in the Company’s amended and restated certificate of incorporation. In connection with the Extension, the Company’s stockholders holding 30,525,396 public shares exercised their right to redeem such shares for a pro rata portion of the funds in the trust account. As a result, $310.0 million (approximately $10.16 per share) was removed from the trust account to pay such holders.

Market Opportunity

The acceleration of disruptive trends across the TMTC space is creating substantial opportunity for companies to innovate and grow. The pace of change has increased given the effects of the global pandemic rendering an ever-greater number of public-ready businesses taking advantage of the transition from analog to digital consumption formats. We seek out companies that are best positioned to benefit from continued shifts in consumer behavior, have the potential to be category leaders, and where scale benefits reinforce value across commercial networks. We have a leadership team that has extensive experience driving success across the TMTC complex, which we believe enhances our ability to attract high-quality merger candidates and to optimize commercial performance post-combination. We have focused and will continue to focus on businesses that leverage the following macro themes:

●	Consumer behavior fundamentally changing. Technology is redefining the way consumers interact with the world. The proliferation of high-speed internet service and connected devices has enabled consumer internet applications to become the dominant means by which a vast and growing number of consumers interact socially, meet transportation and dining needs, experience media and entertainment, discover and purchase goods, obtain financial services, and engage in lifestyle related activities. New customer cohorts are emerging daily, which together with the deployment of 5G internet is expected to extend and amplify the runway for growth.

●	Social community aggregation platforms are transforming how culture is created. Shared experiences within virtual communities have transformed business models across social media, lifestyle and fitness, mobile games, OTT video, sports betting, and various other consumer sub-verticals. Companies are pursuing platform strategies that connect content creators, educators, experts, and brands to consumers driving network effects that optimize user acquisition and retention, while enabling durable monetization models.

●	Premium Intellectual Property (“IP”) driving significant value expansion. Technology, media, and entertainment companies are increasingly focused on creating and acquiring IP with wide appeal and franchise potential. Given the high volume of content produced annually, it has become imperative to own or have advantaged access to premium IP that stands out and resonates with audiences as well as offers monetization opportunities beyond traditional avenues. The quest for a greater share of the consumer wallet and engagement has resulted in large scale strategic activity, such as Disney’s acquisition of 21st Century Fox and AT&T’s acquisition of Time Warner, as well as increased investments in original and licensed content by subscription video on demand services, such as Netflix. The limited supply of premium IP and high consumer demand has led to substantial competition and has driven an increase in the value of content.

●	Cutting-edge technologies facilitating new offerings. Next generation technology tool sets are being made available to a wider swath of market participants unlocking myriad growth opportunities. Increasingly, society has broad access to technological infrastructure that new businesses can build upon and consumers can utilize for entertainment and communication. Innovations in gaming, computing power, artificial intelligence, augmented reality and virtual reality, and digital video and audio consumption create new avenues of entertainment, while 5G and the proliferation of high-speed internet is enabling these experiences to flourish.

●	Evolving ecosystem reshaping traditional business models. Market leaders continue to look for new ways to leverage their premium assets and key brands. Traditionally segregated business models are converging as the ability to monetize across multiple channels becomes imperative. New consumer options span from à la carte purchase to free, ad-supported, subscription, and micro-transaction models, as well as new bundled service offerings. Additionally, businesses are capitalizing on existing IP through 360-degree monetization, expanding the use case into other revenue-generating opportunities, such as consumer products and licensing, interactive entertainment, theme parks, and other experiences.

●	Companies in need of capital due to idiosyncratic market conditions. Market dislocation and unforeseen economic circumstances caused by COVID-19 have challenged the TMTC landscape, adversely impacting the revenues and cash flows of many corporations, large private equity portfolio companies, and private founder-owned companies, requiring them to raise equity capital. Within the media landscape, many segments including content production, live events, and sports, as well as the services that support these segments, are in need of additional capital, even while maintaining sound defensible market positions. This dislocation creates potential investment opportunities to support these businesses to survive the current environment and maintain their leading market positions.

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

Our selection process leverages our team’s and Forest Road’s deep relationship network, industry experiences, and deal sourcing capabilities to access a broad spectrum of differentiated opportunities. Specifically, the relationships and reputation we have built in the TMTC space have provided us an opportunity to source proprietary deal flow from certain of our clients, their affiliates, and colleagues, as well as provide differentiated sources of intelligence for the team to analyze as we work through business and transaction due diligence to ensure we are partnering with a fundamentally sound long-term company. Members of our team have communicated and will continue to communicate with their network of relationships to articulate our initial business combination criteria, including the parameters of our search for a target business, and have begun the disciplined process of pursuing and reviewing promising leads.

Competitive Advantages

We capitalize on the ability of our team to identify, acquire, and operate a business that will benefit from their involvement by utilizing the following differentiating factors to our advantage:

●	Expertise in operating businesses. Our team has a track record of building industry-leading companies to deliver stockholder value over an extended time period. As a public entity, we believe we offer a wide range of advantages to stockholders. These include, but are not limited to, utilizing our team’s collective skills and experience that have the potential to catalyze accelerated and profitable growth, broader access to debt and equity capital providers, liquidity alternatives for employees and investors, public currency for potential acquisitions, and improved branding in the marketplace.

●	History of transformational acquisitions. Members of our team have been involved in noteworthy content and IP transactions in the TMTC space, including but not limited to, the acquisitions of Capital Cities/ABC, Pixar, Marvel Entertainment, Lucasfilm, 21st Century Fox, and BAMTech by Disney.

●	Proprietary sourcing network. We believe our selection process leverages our team’s and Forest Road’s networks of industry, private equity sponsor, growth equity investor, and lending community relationships as well as relationships with management teams of public and private companies, investment bankers, consultants, advisers, attorneys, and accountants, which have provided us with a number of business combination opportunities. We believe that our network within the TMTC space is deep and that our team is well positioned to identify high-growth acquisition opportunities across the evolving and disrupted landscape.

●	Execution and structuring capabilities. We believe our team’s combined expertise and reputation allows us to source and complete transactions possessing structural attributes that create an attractive investment thesis. These types of transactions are typically complex and require creativity, industry knowledge and expertise, rigorous due diligence, and extensive negotiations and documentation. By focusing our investment activities on these types of transactions, we are able to generate investment opportunities that have attractive risk/reward profiles based on their valuations and structural characteristics.

Our Business Combination Criteria

Consistent with our business strategy, we have identified the following general criteria and guidelines that have been important in evaluating prospective target businesses. While we have used and will continue to use these criteria and guidelines in evaluating initial business combination opportunities, we may decide to enter into our initial business combination with a target business that only meets some but not all of these criteria and guidelines. We seek to identify and acquire high-quality companies in the TMTC space that possess the following characteristics:

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

These criteria and guidelines are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors, and criteria that our team may deem relevant. In the event that we decide to enter into our initial business combination with a target business that meets some but not all of the above criteria and guidelines, we will disclose that the target business meets some but not all of the above criteria in our stockholder communications related to our initial business combination, which, as discussed in this Report, would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC.

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

Members of our management presently have, and any of them in the future may have fiduciary or contractual obligations to, or have affiliations with, another entity, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for such an entity to which he or she has then current fiduciary or contractual obligations, he or she has and will continue to honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity or to pursue it for another entity’s account. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors materially affect our ability to complete our initial business combination.

Our team has agreed not to participate in the formation of, or become an officer, director or strategic advisor of, any other special purpose acquisition company with a class of securities registered under the Exchange Act without our prior written consent, which will not be unreasonably withheld. Although we have no formal policy in place for vetting potential conflicts of interest, our board of directors reviews any potential conflicts of interest on a case-by-case basis. Hence, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

Financial Position

With funds available for a business combination in the amount of $354,613,132 as of December 31, 2022, which balance was approximately $45,444,192 immediately following the Extension and the resulting redemptions by our public stockholders, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. This amount assumes no redemptions (in connection with shareholder votes on a proposal to approve our initial business combination), and includes up to $12,250,000 of deferred underwriting fees, subject to adjustment as described elsewhere herein. Because we can complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

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

Redemption Rights for Public Stockholders upon Completion of Our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account (which interest shall be net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations and on the conditions described herein. As of December 31, 2022, the amount in the trust account was approximately $10.13 per public share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the representatives of the underwriters. Our initial stockholders, sponsor, officers, and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares they may hold in connection with the completion of our initial business combination.

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

The requirement that we provide our public stockholders with the opportunity to redeem their public shares by one of the two methods listed above is contained in provisions of our amended and restated certificate of incorporation and applies whether or not we maintain our registration under the Exchange Act or our listing on NYSE. Such provisions may be amended if approved by holders of 65% of our common stock entitled to vote thereon. If we amend such provisions of our amended and restated certificate of incorporation, we will provide our public stockholders with the opportunity to redeem their public shares in connection with a stockholder meeting.

If we provide our public stockholders with the opportunity to redeem their public shares in connection with a stockholder meeting, we will

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the Company representing a majority of the voting power of all outstanding shares of capital stock of the Company entitled to vote at such meeting. Our initial stockholders will count towards this quorum and, pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote any founder shares they hold and any public shares purchased during or after our initial public offering (including in open market and privately-negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result of the redemptions of public shares in connection with the Extension and the number of outstanding founder shares held by our initial stockholders, unless otherwise required under applicable law, we will not require the vote of the holders of any of the public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved, as the founder shares now constitute more than a majority of the total outstanding shares of common stock. These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction or whether they were a stockholder on the record date for the stockholder meeting held to approve the proposed transaction.

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

There is a nominal cost associated with the above-referenced process and the act of certificating the shares or delivering them through the DWAC system. The transfer agent will typically charge the broker submitting or tendering shares a fee of approximately $100.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to submit or tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

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

If our initial business combination is not completed, we may continue to try to complete an initial business combination with a different target until December 12, 2023.

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our amended and restated certificate of incorporation, as amended in connection with the Extension, provides that we will have only approximately 33 months from the closing of our initial public offering, or until December 12, 2023, to complete our initial business combination. If we are unable to complete our initial business combination within the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the Combination Period.

Our initial stockholders, sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to complete our initial business combination within the Combination Period or any extended period of time that we may have to consummate an initial business combination as a result of an amendment to our amended and restated certificate of incorporation. However, if our initial stockholders, sponsor, or management team acquire public shares in or after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the Combination Period.

Our initial stockholders, sponsor, officers and directors have agreed, pursuant to a letter agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the Combination Period or with respect to any other provisions relating to stockholders’ rights (including redemption rights) or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes payable), divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time.

If we do not consummate our initial business combination within the Combination Period, we expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the proceeds held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses. As of December 31, 2022, we held $154,312 outside of the trust account.

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

We have sought and will continue to seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors. As of December 31, 2022, the amount held outside of the trust account was $154,312.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the Combination Period may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the Combination Period, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination within the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following December 12, 2023, and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

Our public stockholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination within the Combination Period, (ii) in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the Combination Period or with respect to any other provisions relating to stockholders’ rights (including redemption rights) or pre-initial business combination activity or (iii) if they redeem their respective shares for cash upon the completion of our initial business combination. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

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

Employees

We currently have five executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they devote in any time period varies based on the stage of the business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.

Periodic Reporting and Financial Information

Our units, Class A common stock, and warrants are registered under the Exchange Act, and as a result, we have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports, including this Report, contain financial statements audited and reported on by our independent registered public accounting firm.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

We will remain an emerging growth company until the earlier of (1) (a) December 31, 2026, (b) the last day of the fiscal year in which we have total annual gross revenue of at least $1.235 billion, or (c) the last day of the fiscal year in which we are deemed to be a large accelerated filer, which means the market value of our shares of Class A common stock that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

Item 1A.  Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	we are a blank check company with no revenue or basis to evaluate our ability to select a suitable business target;

●	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

●	our expectations around the performance of a prospective target business or businesses may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of stockholders requesting redemption;

●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

●	trust account funds may not be protected against third party claims or bankruptcy;

●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination;

●	if the funds held outside of our trust account are insufficient to allow us to operate until at least December 12, 2023, our ability to fund our search for a target business or businesses or complete an initial business combination may be adversely affected;

●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management;

●	our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern, since we will cease all operations except for the purpose of liquidating if we are unable to complete an initial business combination by December 12, 2023;

●	there may be more competition to find an attractive target for an initial business combination, which could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target;

●	changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination;

●	our ability to consummate an initial business combination may be adversely affected by economic uncertainty and volatility in the financial markets;

●	we may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability;

●	we may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the initial public offering, which may include acting as a financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination;

●	we may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all;

●	our warrants are accounted for as derivative liabilities and are recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our common stock or may make it more difficult for us to consummate an initial business combination;

●	since our initial stockholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after our initial public offering), and because our sponsor, officers and directors may profit substantially even under circumstances in which our public stockholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination;

●	changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations;

●	the value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.00 per share;

●	resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the Combination Period, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless;

●	in March 2022, the SEC issued proposed rules relating to certain activities of SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial business combination and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with such proposals may cause us to liquidate the funds in the trust account or liquidate the Company at an earlier time than we might otherwise choose;

●	if we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we may abandon our efforts to complete an initial business combination and instead liquidate the Company;

●	to mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we have, instructed the trustee to liquidate the investments held in the trust account and instead to hold the funds in the trust account in cash items until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of investments in the trust account, we would likely receive less interest, if any, on the funds held in the trust account, which would likely reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company;

●	we may not be able to complete an initial business combination with certain potential target companies if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations, including the Committee on Foreign Investment in the United States;

●	recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination;

●	military conflict in Ukraine or elsewhere may lead to increased price volatility for publicly traded securities, which could make it more difficult for us to consummate an initial business combination; and

●	a 1% U.S. federal excise tax may be imposed on us in connection with our redemptions of shares in connection with a business combination or other stockholder vote pursuant to which stockholders would have a right to submit their shares for redemption.

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations, or our prospects.

The funds in our operating account and our trust account are held in banks or other financial institutions. Our cash held in non-interest bearing and interest-bearing accounts would exceed any applicable Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Should events, including limited liquidity, defaults, non-performance or other adverse developments occur with respect to the banks or other financial institutions that hold our funds, or that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, our liquidity may be adversely affected. For example, on March 10, 2023, the FDIC announced that Silicon Valley Bank had been closed by the California Department of Financial Protection and Innovation. Although we did not have any funds in Silicon Valley Bank or other institutions that have been closed, we cannot guarantee that the banks or other financial institutions that hold our funds will not experience similar issues.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on terms favorable to us in connection with a potential business combination, or at all, and could have material adverse impacts on our liquidity, our business, financial condition or results of operations, and our prospects.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our IPO Registration Statement, (ii) Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on April 15, 2022, (iii) our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2021, March 31, 2022, June 30, 2022 and September 30, 2022, as filed with the SEC on May 24, 2021, May 16, 2022, August 15, 2022, November 3, 2022, respectively and (iv) our amended Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2021, as filed with the SEC on January 20, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

Our units, public shares and public warrants are each traded on NYSE under the symbols FRXB.U, FRXB and FRXB WS, respectively. Our units commenced public trading on March 10, 2021, and our public shares and public warrants commenced separate public trading on April 30, 2021.

(b)	Holders

On March 28, 2023, there were 1 holder of record of our units, 1 holder of record of shares of our Class A common stock and 2 holders of record of our warrants.

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

None.

(f)	Use of Proceeds from the Initial Public Offering

None. For a description of the use of proceeds generated in our initial public offering and private placement, see Part II, Item 2 of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, as filed with the SEC on May 24, 2021. There has been no material change in the planned use of proceeds from our initial public offering and private placement as described in the Registration Statement.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved.]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements in this section regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report.

Recent Developments

On November 21, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ariel Merger Sub I, Inc., a Delaware corporation and direct, wholly-owned subsidiary of Acquiror, Ariel Merger Sub II, LLC, a Delaware limited liability company and direct, wholly-owned subsidiary of Acquiror, and Hyperloop Transportation Technologies, Inc., a Delaware corporation. On February 3, 2023, by mutual agreement, the parties entered into a termination agreement to terminate the Merger Agreement.

On March 3, 2023, the Company’s stockholders approved the Extension extending the date by which the Company must consummate its initial business combination from March 12, 2023 to December 12, 2023 (or such earlier date as determined by the board of directors). If the Company’s initial business combination is not completed by the end of the Combination Period, then the Company’s existence will terminate, and the Company will distribute the amounts in the trust account as provided in the Company’s amended and restated certificate of incorporation. In connection with the Extension, the Company’s stockholders holding 30,525,396 public shares exercised their right to redeem such shares for a pro rata portion of the funds in the trust account. As a result, $310.0 million (approximately $10.16 per share) was removed from the trust account to pay such holders.

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

For the year ended December 31, 2022, we had net income of $9,524,605. We incurred $3,208,926 of formation and operating costs and a provision for income tax of $813,958. We had investment income of $4,966,164 from investments held in the trust account and change in the fair value of our warrants that generated $8,581,325 in income.

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

Liquidity and Capital Resources

As of December 31, 2022, we had approximately $0.2 million in our operating bank account and working capital of approximately $130,000, excluding taxes. All remaining cash held in the trust account is generally unavailable for our use, prior to an initial business combination, and is restricted for use either in a business combination or to redeem common stock. As of December 31, 2022, $381,036 of the funds in the trust account were withdrawn to pay taxes.

Through December 31, 2022, our liquidity needs were satisfied through receipt of $25,000 from the sale of the founder shares, advances from the sponsor in an aggregate amount of $12,500 and the remaining net proceeds from the IPO and the sale of the private placement warrants.

The $154,312 outside of the trust account as of December 31, 2022 will not be sufficient to allow us to operate for at least the next 12 months from the issuance of the consolidated financial statements, assuming that a business combination is not consummated during that time. Until consummation of our business combination, we will be using the funds not held in the trust account, and any additional working capital loans from the sponsor, our officers and directors, or their respective affiliates, for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board Accounting Standard Codification (“ASC”) Topic 205-40, “Presentation of Financial Statements - Going Concern,” management has determined that the liquidity condition, the mandatory liquidation date and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to complete a business combination by December 12, 2023, the Company will cease all operations except for the purpose of liquidating. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 12, 2023. The Company intends to complete a business combination before the mandatory liquidation date.

Critical Accounting Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") and the applicable rules and regulations of the SEC requires the Company’s management to make critical accounting estimates that have had or are reasonably likely to have a material impact on the financial condition or results of operations of the Company.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these consolidated financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly, the actual results could differ significantly from those estimates.

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC Topic 480, “Distinguishing Liabilities from Equity,” and ASC Topic 815-15, “Derivatives and Hedging” (“ASC 815-40”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period.

We issued an aggregate of 13,000,000 warrants in connection with our IPO and private placement, which are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s consolidated statements of operations. The fair value of warrants issued by the Company in connection with the private placement has been estimated using the Black-Scholes option pricing model at each measurement date. The Company updated the public warrants measurement as of December 31, 2022, and the private placement warrants are now valued using the value of the public warrants.

Off-Balance Sheet Arrangements

As of December 31, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-22 comprising a portion of this Report, which are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, that such information is accumulated and communicated to management, including our Co-Chief Executive Officers and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Certifying Officers, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Certifying Officers have concluded that, as of December 31, 2022, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Controls over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2022.

Changes in Internal Control over Financial Reporting

Other than as discussed above, there have been no changes to our internal control over financial reporting during the most recent fiscal quarter for the year ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This Report does not include an attestation report of Withum due to our status as an emerging growth company under the JOBS Act.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Thomas Staggs	62	Co-Chief Executive Officer, Co-Chairperson of the Board of Directors
Kevin Mayer	60	Co-Chief Executive Officer, Co-Chairperson of the Board of Directors
Idan Shani	41	Chief Financial Officer
Zachary Tarica	36	Chief Operating Officer
Jeremy Tarica	28	Chief Investment Officer
Keith L. Horn	64	Director
Martin Luther King III	65	Director
Salil Mehta	59	Director

The experience of our directors and executive officers is as follows:

Thomas Staggs has served as our Co-Chief Executive Officer and Co-Chairperson of the Board since inception and previously served as the Chairperson of the Strategic Advisory Committee and was a director of FRX I from September 2020 to June 2021. Since July 2021, Mr. Staggs has been the Co-CEO and co-founder of Candle Media, a creator-driven entertainment company and home to category-defining brands including Hello Sunshine, Moonbug Entertainment, Exile Content Studios, ATTN: and Faraway Road Productions. Mr. Staggs has served as a partner of Smash Capital since March 2022. Since June 2017, Mr. Staggs has been a member of the board of directors and the Chairperson of the audit committee of Spotify Technology S.A. (NYSE: SPOT). Mr. Staggs previously held various positions at The Walt Disney Company, including as Chief Financial Officer, Chairman of Disney Parks and Resorts Worldwide, Chief Operating Officer, and Senior Advisor to the Chief Executive Officer. In addition, Mr. Staggs serves on the boards of trustees of the University of Minnesota Carlson School of Management. Mr. Staggs is an investor in and serves on the strategic advisory board of Forest Road. Mr. Staggs holds a B.S. in Business from the University of Minnesota and an M.B.A. from the Stanford Graduate School of Business. Mr. Staggs is well-qualified to serve on our Board due to his extensive experience in the entertainment industry, expertise in corporate finance and operations, as well as his public company experience.

Kevin Mayer  has served as our Co-Chief Executive Officer and Co-Chairperson of the Board since inception. After joining Disney in 1993, Mr. Mayer led strategy and business development for Disney’s interactive and television businesses worldwide. Mr. Mayer later became Executive Vice President of the internet group, responsible for the operations, business plans, creative direction, and distribution of Disney’s popular websites, including ESPN.com and ABCNews.com. Mr. Mayer departed Disney in 2000 but returned in 2005, rising to the role of Senior Executive and VP and Chief Strategy Officer in 2015 before accepting the position of Chairman of Direct-to-Consumer & International in 2018 until his departure in May 2020. As Chief Strategy Officer, Mr. Mayer shaped and spearheaded the M&A-led expansion of Disney’s renowned intellectual property and premium content portfolio, personally leading the acquisitions of Pixar, Marvel Entertainment, Lucasfilm, and 21st Century Fox. Additionally, Mr. Mayer led the design and launch of Disney+, Disney’s direct-to-consumer video business that began with the acquisition of a controlling stake in BAMTech, a best-in-class streaming technology solutions provider, and culminated with the launch of the Disney+ streaming platform. From May to August 2020, Mr. Mayer was Chief Executive Officer of the global social entertainment platform, TikTok, and COO of parent company Bytedance. He previously served as a strategic advisor to FRX I from September 2020 to June 2021. Mr. Mayer has served on the Board of Directors of The Beachbody Company since June 2021, following the close of FRX I's business combination. Mr. Mayer served as Chairman of the Board of DAZN, a global sports-streaming service, from February 2021 until March 2023. Since April 2021, Mr. Mayer has been on the board of directors of Tinuiti, a performance marketing agency. In December of 2021, Mr. Mayer became managing partner and founder of Smash Capital, a later-stage investment firm focused on consumer internet and technology companies. In July of 2021, Mr. Mayer became Co-CEO and founder of Candle Media, a creator-driven entertainment company and home to category-defining brands including Hello Sunshine, Moonbug Entertainment, Faraway Road Productions and Westbrook Media. Mr. Mayer received his B.S. degree in Mechanical Engineering from Massachusetts Institute of Technology, a M.Sc. degree in Electrical Engineering from San Diego State University and an M.B.A. degree from Harvard University. Mr. Mayer is well-qualified to serve on our Board due to his extensive experience in the technology industry and management expertise.

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

Keith L. Horn has served as a director since March 2021. Mr. Horn provides operating and investment acumen and deal-making experience that we believe will prove complementary to and synergistic with our team. Mr. Horn is the founder and managing member of Loring Capital Advisors, LLC, a firm providing investment advisory and consulting services to hedge fund managers, asset management firms, and early-stage and start-up businesses. From September 2020 to June 2021, Mr. Horn served as the Chief Executive Officer and a director of FRX I. From 2003 to 2015, Mr. Horn served as Chief Operating Officer and a member of the Management Committee and Valuation Committee of Elliott Management Corporation (“Elliott”), a global multi-strategy firm, where he was responsible for global management and oversight of operational, support, and control functions of the firm’s investment advisory business. Prior to Elliott, Mr. Horn spent 16 years at Merrill Lynch, serving in various capacities, including Global Head of Leveraged Finance, Head of Latin America Debt, and Chief of Staff to the Chairman, Chief Executive Officer, and President. Mr. Horn began his career in private practice as a corporate and securities attorney. In February 2023, Mr. Horn was elected to the Board of Amarin Corporation plc (NASDAQ: AMRN), a biopharmaceutical company that develops and markets products for the treatment of cardiovascular disease. From October 2021 to November 2022, Mr. Horn served as a director of Sarissa Capital Acquisition Corp. (Nasdaq: SRSA). In July 2019, Mr. Horn was appointed to the Strategic Advisory Board of Investcorp Strategic Capital Partners, a fund established to assemble a diverse portfolio of general partnership stakes in alternative asset managers. Since January 2019, Mr. Horn has served as a director of Caliper Holdings, a company engaged in the consumer and commercial ingredients food and beverage business. From April 2016 to November 2019, Mr. Horn served on the board of directors of Empire Resorts, Inc. (NasdaqGM: NYNY), which operates in the gaming and hospitality industries (“Empire”). Mr. Horn served as Chairperson of Empire’s audit committee and as Chairperson of Empire’s special committee in its review and approval of an acquisition transaction pursuant to which Empire became a privately-held entity. From March 2018 to May 2022, Mr. Horn served as a director of ShopOne Centers REIT, Inc., an owner and operator of shopping malls. Mr. Horn also serves on the board of directors for the Binghamton University Foundation and is a member of the Foundation investment committee. He also served as a member of the board of directors of PeacePlayers International, a non-profit organization that uses the game of basketball to educate and unite children in areas of conflict around the world. Mr. Horn is an investor in and serves on the strategic advisory board of Forest Road. Mr. Horn received his J.D. (cum laude) from Georgetown University Law Center and holds B.A. degrees in Economics and Political Science from Binghamton University, where he graduated Phi Beta Kappa with highest honors. Mr. Horn is well qualified to serve on our Board due to his extensive operating, investment, and corporate finance experience, along with his board experience.

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

Strategic Advisors

Our Strategic Advisors assist our management team in the search for suitable acquisition targets. They are as follows:

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

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a compensation committee, and a nominating and corporate governance committee. Subject to phase-in rules and a limited exception, the rules of NYSE and Rule 10A of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the rules of NYSE require that the compensation committee and the nominating and corporate governance committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that has been approved by our board and has the composition and responsibilities described below. The charter of each committee is available on our website at www.spacroadtwo.com.

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

Notwithstanding the foregoing, as indicated above, other than the payment to Forest Road of $10,000 per month for office space, utilities and secretarial and administrative support and reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, has been or will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by NYSE and the SEC.

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee. The members of our nominating and corporate governance are Keith L. Horn, Martin Luther King III, and Salil Mehta. Salil Mehta serves as chair of the nominating and corporate governance committee.

The primary purposes of our nominating and corporate governance committee are to assist the board in:

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

The nominating and corporate governance committee is governed by a charter that complies with the rules of NYSE.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics applicable to our directors, officers, and employees. We have filed a copy of our Code of Business Conduct and Ethics and our audit committee, compensation committee and nominating and governance committee charters as exhibits to the IPO Registration Statement. You can review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Business Conduct and Ethics and the charters of the committees are available on our website at www.spacroadtwo.com and will be provided without charge upon request from us.

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

Item 11. Executive Compensation.

None of our directors has received any cash compensation for services rendered to us. We pay Forest Road $10,000 per month for office space, secretarial and administrative services provided to members of our management team. In addition, our sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf, such as identifying potential target businesses and performing due diligence on suitable business combinations.

Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, executive officers or directors, or our or their affiliates. Any such payments prior to an initial business combination have been and will continue to be made from funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we have not needed and do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 29, 2023 based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;

●	each of our executive officers and directors that beneficially owns our common stock; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 13,224,604 shares of our common stock, consisting of (i) 4,474,604 shares of our Class A common stock and (ii) 8,750,000 shares of our Class B common stock, issued and outstanding as of March 29, 2023. On all matters to be voted upon holders of the shares of Class A common stock and shares of Class B common stock vote together as a single class, unless otherwise required by applicable law. Currently, all of the shares of Class B common stock are convertible into Class A common stock on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

	Class A Common Stock		Class B Common Stock		Approximate
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Percentage of Outstanding Common Stock
Thomas Staggs	—	—	—	—	—
Kevin Mayer	—	—	—	—	—
Idan Shani	—	—	—	—	—
Zachary Tarica	—	—	—	—	—
Jeremy Tarica	—	—	—	—	—
Keith L. Horn	—	—	—	—	—
Martin Luther King III	—	—	—	—	—
Salil Mehta	—	—	—	—	—
All executive officer and directors as a group (8 individuals)	—	—	—	—	—

Other 5% Stockholders
Forest Road Acquisition Sponsor II LLC (2)	—	—	8,750,000	100%	66.2%
Beryl Capital (3)	432,694	9.7%	—	—	3.3%
Radcliffe Capital Management, L.P.(4)	400,000	8.9%	—	—	3.0%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o 1177 Avenue of the Americas, 5th Floor, New York, New York 10036.

(2)	Forest Road Acquisition Sponsor II LLC, our sponsor, is the record holder of the shares reported herein. TK Road, LLC is the managing member of our sponsor and the Investment Committee of the managing member has voting and investment discretion with respect to the common stock held of record by our sponsor. Each of our officers, directors and strategic advisors is, directly or indirectly, a member of our sponsor or have direct or indirect economic interests in our sponsor, and each of them disclaims any beneficial ownership of any shares held by our sponsor except to the extent of his or her ultimate pecuniary interest.

(3)	A Schedule 13G was filed on February 14, 2023 for Beryl Capital Management LLC (“Beryl”), Beryl Capital Management LP (“Beryl GP”), Beryl Capital Partners II LP (the “Partnership”) and David A. Witkin (collectively, the “Beryl Filers”) reflecting that the Beryl Filers may be deemed to beneficially own 3,499,673 shares of Class A common stock of the Company, as of December 31, 2022. On March 21, 2023, the Beryl Filers advised the Company that they may be deemed to beneficially own 432,694 shares of Class A common stock. Beryl is the investment adviser to the Partnership and other private investment funds (collectively, the “Funds”) and other accounts. Beryl is the general partner of Beryl GP, which is also the general partner of one or more of the Funds. Mr. Witkin is the control person of Beryl and Beryl GP. The business address for the Beryl Filers is 25 Avenue I, Suite 205, Redondo Beach, CA 90277.

(4)	According to a Schedule 13G filed on March 8, 2023, Radcliffe Capital Management, L.P., RGC Management Company, LLC, Steven B. Katznelson, Christopher Hinkel, Radcliffe SPAC Master Fund, L.P. and Radcliffe SPAC GP, LLC (collectively, the “Radcliffe Filers”) may be deemed to beneficially own 400,000 shares of Class A common stock of the Company. The business address for the Saba Filers is 50 Monument Road, Suite 300, Bala Cynwyd, PA 19004.

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

Except as otherwise disclosed in this Report, no compensation of any kind, including finder’s and consulting fees, has been or will be paid by the company to our sponsor, executive officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. However, these individuals have been and will continue to be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that are made to our sponsor, officers, directors or our or their affiliates.

The sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for the payment of costs related to the initial public offering. The promissory note was non-interest bearing, unsecured and due on the earlier of June 30, 2021 or the closing of the initial public offering. The balance of $109,392 was paid in full during the year and draw down requests on the principal of the promissory note are no longer available.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required on a non-interest bearing basis. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Except as set forth below, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

On March 3, 2023, the Company issued a promissory note to our sponsor in an aggregate amount of up to $500,000 in connection with advances the sponsor may make, in its discretion, to the Company for working capital expenses. The promissory note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial business combination and (ii) the date of the liquidation of the Company.

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

Director Independence

NYSE listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Keith L. Horn, Martin Luther King III, and Salil Mehta are “independent directors” as defined in NYSE listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Withum, for services rendered.

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of our year-end consolidated financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees of Withum for professional services rendered for the audit of our annual consolidated financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2022 and 2021 totaled approximately $97,760 and $96,035, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the years ended December 31, 2022 and 2021, we did not pay Withum any audit-related fees.

Tax Fees

During the years ended December 31, 2022 and 2021, tax fees for Withum were approximately $8,580 and $8,424, respectively, for tax compliance, tax advice and tax planning services.

All Other Fees

We did not pay Withum for any other services for the years ended December 31, 2022 and 2021.

Pre-Approval Policy

Our audit committee was formed in connection with the effectiveness of our IPO Registration Statement. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all audit services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a) The following documents are filed as part of this Report:

(1) Consolidated Financial Statements.

(2) Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto beginning on page F-1 of this Report.

(3) Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits that are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

Item 16. Form 10-K Summary.

Not applicable.

FOREST ROAD ACQUISITION CORP. II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Forest Road Acquisition Corp. II

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Forest Road Acquisition Corp. II (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by December 12, 2023 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2021.

New York, New York

March 29, 2023

PCAOB Number 100

FOREST ROAD ACQUISITION CORP. II

CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
Assets
Current assets:
Cash	$154,312	$845,291
Prepaid expenses	41,735	207,540
Total current assets	196,047	1,052,831
Prepaid expenses - non-current	—	39,234
Investments held in trust account	354,613,132	350,028,004
Total noncurrent assets	354,613,132	350,067,238
Total assets	$354,809,179	$351,120,069

Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$69,400	$176,226
Taxes payable	764,260	163,035
Total current liabilities	833,660	339,261
Warrant liabilities	4,342,000	12,923,325
Deferred liabilities	2,370,346	118,915
Deferred underwriters’ discount payable	12,250,000	12,250,000
Total liabilities	19,796,006	25,631,501

Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 35,000,000 shares issued and outstanding at redemption value of $10.11 and $10.00 per share at December 31, 2022 and 2021, respectively	353,816,635	350,000,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at December 31, 2022 and 2021	—	—
Class A common stock, $0.0001 par value; 300,000,000 shares authorized, none issued and outstanding, excluding 35,000,000 shares subject to redemption at December 31, 2022 and 2021	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 8,750,000 shares issued and outstanding at December 31, 2022 and 2021	875	875
Additional paid-in capital	—	—
Accumulated deficit	(18,804,337)	(24,512,307)
Total stockholders’ deficit	(18,803,462)	(24,511,432)
Total liabilities, common stock subject to possible redemption and stockholders’ deficit	$354,809,179	$351,120,069

The accompanying notes are an integral part of the consolidated financial statements.

FOREST ROAD ACQUISITION CORP. II

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2022	2021
Formation and operating costs	$3,208,926	$948,969
Loss from operations	(3,208,926)	(948,969)

Other income (expense):
Change in fair value of warrant liabilities	8,581,325	13,884,940
Loss on sale of private placement warrants	—	(4,376,708)
Offering cost allocated to issuance of warrants	—	(754,694)
Interest income on investments held in trust account	4,966,164	28,004
Total other income, net	13,547,489	8,781,542

Income before provision for income taxes	10,338,563	7,832,573
Provision for income taxes	(813,958)	—
Net income	$9,524,605	$7,832,573

Weighted average shares outstanding - Class A common stock	35,000,000	28,287,671
Basic and diluted net income per share of common stock - Class A common stock	$0.22	$0.21
Weighted average shares outstanding - Class B common stock	8,750,000	8,753,596
Basic and diluted net income per share of common stock - Class B common stock	$0.22	$0.21

The accompanying notes are an integral part of the consolidated financial statements.

FOREST ROAD ACQUISITION CORP. II

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance – December 31, 2020	8,768,750	$877	$24,123	$(811)	$24,189
Forfeiture of 18,750 shares	(18,750)	(2)	2	—	—
Accretion of Class A common stock subject to possible redemption	—	—	(24,125)	(32,344,069)	(32,368,194)
Net income	—	—	—	7,832,573	7,832,573
Balance – December 31, 2021	8,750,000	875	—	(24,512,307)	(24,511,432)
Accretion for Class A common stock subject to possible redemption	—	—	—	(3,816,635)	(3,816,635)
Net income	—	—	—	9,524,605	9,524,605
Balance – December 31, 2022	8,750,000	$875	$—	$(18,804,337)	$(18,803,462)

The accompanying notes are an integral part of the consolidated financial statements.

FOREST ROAD ACQUISITION CORP. II

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$9,524,605	$7,832,573
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on trust account	(4,966,164)	(28,004)
Change in fair value of warrant liabilities	(8,581,325)	(13,884,940)
Change in deferred liabilities	2,251,431	—
Loss on sale of private placement warrants	—	4,376,708
Offering costs allocated to warrants	—	754,694
Changes in operating assets and liabilities:
Prepaid expenses	205,039	(246,774)
Taxes payable	601,225	163,035
Accounts payable and accrued expenses	(106,826)	289,330
Net cash used in operating activities	(1,072,015)	(743,378)

Cash Flows from Investing Activities:
Investment of cash into trust account	—	(350,000,000)
Interest withdrawn from trust account to pay for franchise and federal income taxes	381,036	—
Net cash provided by (used in) investing activities	381,036	(350,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of common stock -in initial public offering	—	343,000,000
Proceeds from issuance of private placement warrants	—	9,000,000
Proceeds from issuance of promissory note	—	96,892
Repayment of promissory note to related party	—	(109,392)
Payments of offering costs	—	(398,831)
Net cash provided by financing activities	—	351,588,669

Net Change in Cash	(690,979)	845,291
Cash – Beginning of year	845,291	—
Cash – End of year	$154,312	$845,291

Non-Cash investing and financing activities:
Deferred underwriters’ discount payable charged to additional paid-in capital	$—	$12,250,000

The accompanying notes are an integral part of the consolidated financial statements.

FOREST ROAD ACQUISITION CORP. II
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

The Company has two wholly-owned subsidiaries that were created on November 15, 2022, Ariel Merger Sub I, Inc., a Delaware corporation (“Merger Sub 1”) and Ariel Merger Sub II, a Delaware limited liability company (“Merger Sub 2” and, together with Merger Sub 1, the “Merger Subs”).

On November 15, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ariel Merger Sub I, Inc., a Delaware corporation and direct, wholly-owned subsidiary of Acquiror, Ariel Merger Sub II, a Delaware limited liability company and direct, wholly-owned subsidiary of Acquiror and Hyperloop Transportation Technologies, Inc.. On February 3, 2023, by mutual agreement, the parties entered into a termination agreement to terminate the Merger Agreement.

As of December 31, 2022, the Company had not yet commenced any operations. All activity through December 31, 2022, relates to the Company’s formation, the initial public offering (“IPO”) described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments from the proceeds derived from the IPO.

The Company’s sponsor is Forest Road Acquisition Sponsor II LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s IPO was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on March 9, 2021 (the “Effective Date”). On March 12, 2021, the Company consummated the IPO of 35,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), including the issuance of 4,500,000 Units as a result of the underwriters’ partial exercise of their over-allotment option. Each Unit consists of one share of Class A common stock, $0.0001 par value, and one-fifth of one redeemable warrant entitling its holder to purchase one share of Class A common stock at a price of $11.50 per share. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $350,000,000 (see Note 3).

Simultaneously with the closing of the IPO, the Company consummated the private placement (“Private Placement”) with the Sponsor of an aggregate of 6,000,000 warrants (“Private Placement Warrants”) to purchase Class A common stock, each at a price of $1.50 per Private Placement Warrant, generating total proceeds of $9,000,000 (see Note 4).

Transaction costs amounted to $19,691,331, consisting of $7,000,000 of underwriting discount, $12,250,000 of deferred underwriters’ fee and $441,331 of other offering costs.

Trust Account

Following the closing of the IPO on March 12, 2021, an amount of $350,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a trust account (“Trust Account”) which was invested in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended (the “Investment Company Act”), which invest only in direct U.S. government treasury obligations, until the earlier of (a) the completion of the Company’s initial Business Combination, (b) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend the Company’s certificate of incorporation, or (c) the redemption of the Company’s Public Shares if the Company is unable to complete the initial Business Combination within 33 months from the closing of the IPO (the “Combination Period”).

FOREST ROAD ACQUISITION CORP. II
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

In connection with the vote at the special meeting of stockholders held on March 3, 2023 (the “Special Meeting”), the holders of 30,525,396 shares of Class A common stock properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.16 per share, for an aggregate redemption amount of approximately $310,016,699, resulting in 4,474,604 shares of Class A common stock outstanding after redemptions. The Trust Account balance immediately after the redemption payments were made was $45,444,192.

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

FOREST ROAD ACQUISITION CORP. II
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

Liquidity and Going Concern

As of December 31, 2022, the Company had cash outside the Trust Account of $154,312 available for working capital needs. All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem common stock. As of December 31, 2022, $381,036 was withdrawn from the funds in the Trust Account to pay for franchise and federal income taxes.

The Company anticipates that the $154,312 held outside of the Trust Account as of December 31, 2022 will not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the consolidated financial statements, assuming that a Business Combination is not consummated during that time. Until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 5) from the Sponsor, the Company’s officers and directors, or their respective affiliates (which is described in Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

FOREST ROAD ACQUISITION CORP. II
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

The Company will need to raise additional funds in order to meet the expenditures required for operating its business. If the Company’s estimates of the costs of undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the Business Combination. Moreover, the Company will need to raise additional capital through loans from its Sponsor, officers, directors, or third parties. None of the Sponsor, officers or directors is under any obligation to advance funds to, or to invest in, the Company. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. The Sponsor has indicated that it will provide financial support to the Company to satisfy all working capital obligations as needed.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, “Presentation of Consolidated Financial Statements - Going Concern,” management has determined that the mandatory liquidation date, subsequent dissolution, and liquidity condition raise substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to complete a Business Combination by December 12, 2023, then the Company will cease all operations except for the purpose of liquidating. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 12, 2023. The Company intends to complete a Business Combination before the mandatory liquidation date.

On March 3, 2023, the Company issued a promissory note to the Sponsor in an amount up to $500,000.

Risks and Uncertainties

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. As of the date of these consolidated financial statements, the impact of this action and related sanctions on the world economy is not determinable. While it is reasonably possible that the action could have a negative effect on the Company’s financial condition, results of operations, and cash flows, the specific impact is not readily determinable as of the date of the consolidated financial statements.

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the consolidated financial statements.

The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

FOREST ROAD ACQUISITION CORP. II
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, which were formed on November 15, 2022. All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to the historical consolidated financial statements to conform to the current year’s presentation. Such reclassifications have no effect on net income (loss), assets, liabilities and equity, as previously reported. Deferred liabilities as of December 31, 2021 consist of deferred legal fees that were previously carried in accounts payable and accrued expenses. These were reclassified to conform to the current year’s presentation.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these consolidated financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly, the actual results could differ significantly from those estimates.

FOREST ROAD ACQUISITION CORP. II
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and 2021.

Investments Held in the Trust Account

At December 31, 2022 and 2021, the assets held in the Trust Account were money market funds. The money market funds are presented on the consolidated balance sheets at fair value at the end of the reporting periods. Gains and losses resulting from the change in fair value of the money market funds are included in interest earned on the Trust Account in the accompanying consolidated statements of operations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At December 31, 2022 and 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risk on such account.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). Shares of Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2022 and 2021, 35,000,000 shares of Class A common stock subject to possible redemption were presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s consolidated balance sheets.

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

Net Income per Share of Common Stock

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of common stock, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of stock. This presentation assumes a Business Combination as the most likely outcome. The 13,000,000 shares of common stock underlying the outstanding warrants of the Company were excluded from diluted earnings per share for the years ended December 31, 2022 and 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per share of common stock is the same as basic net income per share of common stock for the periods presented. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of common stock:

	For the Year Ended December 31,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$7,619,684	$1,904,921	$5,981,579	$1,850,994
Denominator:
Weighted-average shares outstanding	35,000,000	8,750,000	28,287,671	8,753,596

Basic and diluted net income per share	$0.22	$0.22	$0.21	$0.21

FOREST ROAD ACQUISITION CORP. II
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A- “Expense of Offering”. Offering costs consist of legal, accounting, underwriting fees and other costs that are directly related to the IPO. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the consolidated statements of operations. Offering costs associated with the shares of Class A common stock were charged against the carrying value of the shares of Class A common stock upon the completion of the IPO. The Company classifies deferred underwriting commissions as noncurrent liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities. Offering costs amounting to $19,691,331 (consisting of $7,000,000 in underwriting commissions, $12,250,000 of deferred underwriters’ fee and $441,331 of other offering costs) were incurred, of which $754,694 was allocated to warrants and expensed and $18,936,637 was charged to temporary equity.

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

The Company accounts for its warrants in accordance with the guidance contained in ASC 815-40 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s consolidated statements of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using the Black-Scholes option pricing model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the consolidated balance sheets, primarily due to their short-term nature, except the warrant liabilities (see Note 10).

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the consolidated financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s consolidated financial statements and prescribes a recognition threshold and measurement process for consolidated financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

FOREST ROAD ACQUISITION CORP. II
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company has been subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

At this time, it has been determined that none of the IR Act tax provisions have an impact to the Company’s fiscal 2022 tax provision. The Company will continue to monitor for updates to the Company’s business along with guidance issued with respect to the IR Act to determine whether any adjustments are needed to the Company’s tax provision in future periods.

FOREST ROAD ACQUISITION CORP. II
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”), to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the converted method for all convertible instruments. As a smaller reporting company, ASU 2020-06 is effective beginning on January 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations and cash flows. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

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

All of the shares of Class A common stock sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s Amended and Restated Certificate of Incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity.

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

As of December 31, 2022 and 2021, the common stock subject to possible redemption reflected on the consolidated balance sheets is reconciled in the following table:

Gross proceeds from IPO	$350,000,000
Less:
Proceeds allocated to Public Warrants	(13,431,557)
Common stock issuance costs	(18,936,637)
Plus:
Accretion of carrying value to redemption value	32,368,194
Common stock subject to possible redemption as of December 31, 2021	350,000,000
Plus:
Accretion of carrying value to redemption value	3,816,635
Common stock subject to possible redemption as of December 31, 2022	$353,816,635

FOREST ROAD ACQUISITION CORP. II
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

Promissory Note – Related Party

The Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for the payment of costs related to the IPO. The promissory note was non-interest bearing, unsecured and due on the earlier of September 30, 2021 or the closing of the IPO. The balance of $109,392 was paid in full during the year ended December 31, 2021. As of December 31, 2022 and 2021, there were no outstanding balances under the promissory note. No future borrowings are permitted under this loan.

Administrative Service Fee

The Company has agreed, commencing on the effective date of the IPO through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, administrative and support services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The amount of the administrative service fee for the year ended December 31, 2022 was $120,000. The amount of the administrative service fee for the year ended December 31, 2021 was $96,000. There were no administrative fees payable as of December 31, 2022 and 2021.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2022 and 2021, no Working Capital Loans were outstanding. On March 3, 2023, the Company issued a promissory note to the Sponsor in an amount of up to $500,000 in connection with advances the Sponsor may make, in its discretion, to the Company for working capital expenses. The promissory note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates a Business Combination and (ii) the date of the liquidation of the Company.

FOREST ROAD ACQUISITION CORP. II
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

Note 6 - Commitments and Contingencies

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

Merger Agreement

On November 21, 2022, the Company entered into an Agreement and Plan of Merger with Ariel Merger Sub I, Inc., a Delaware corporation and direct, wholly-owned subsidiary of Acquiror, Ariel Merger Sub II, LLC, a Delaware limited liability company and direct, wholly-owned subsidiary of Acquiror, and Hyperloop Transportation Technologies, Inc., a Delaware corporation. On February 3, 2023, by mutual agreement, the parties entered into a termination agreement to terminate the Merger Agreement.

Note 7 – Warrants

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

FOREST ROAD ACQUISITION CORP. II
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

FOREST ROAD ACQUISITION CORP. II
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

Note 8 - Stockholders’ Deficit

Preferred Stock - The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. At December 31, 2022 and 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue a total of 300,000,000 shares of Class A common stock at par value of $0.0001 each. As of December 31, 2022 and 2021, there were no shares of Class A common stock issued or outstanding, excluding 35,000,000 shares subject to possible redemption.

Class B Common Stock - The Company is authorized to issue a total of 20,000,000 shares of Class B common stock at par value of $0.0001 each. At December 31, 2022 and 2021, there were 8,750,000 shares of Class B common stock issued and outstanding.

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

Note 9 – Income Tax

The Company’s net deferred tax assets as of December 31, 2022 and 2021 are as follows:

	December 31,	December 31,
	2022	2021
Deferred tax assets
Federal Net Operating loss	$—	$187,107
Organizational costs/Startup expenses	796,827	164,952
Total deferred tax assets	796,827	352,059
Valuation allowance	(796,827)	(352,059)
Deferred tax assets, net of allowance	$—	$—

FOREST ROAD ACQUISITION CORP. II
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

The income tax provision consists of the following for the years ended December 31, 2022 and 2021:

	For the Year Ended
	December 31,	December 31,
	2022	2021
Federal
Current	$(813,958)	$—
Deferred	444,938	352,059
State
Current	—	—
Deferred	—	—
Change in valuation allowance	(444,938)	(352,059)
Income tax provision	$(813,958)	$—

As of December 31, 2022 and 2021, the Company had $0 and $890,986, respectively, of U.S. federal operating loss carryovers available to offset future taxable income, which do not expire.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the years ended December 31, 2022 and 2021, the change in the valuation allowance was $444,938 and $352,059, respectively.

Reconciliations of the federal income tax rate to the Company’s effective tax rate for the years ended at December 31, 2022 and 2021 are as follows:

	For the Year Ended
	December 31,	December 31,
	2022	2021
Statutory federal income tax rate	21.00%	21.0%
State taxes, net of federal tax benefit	0.00%	0.0%
Change in fair value of warrant liability	(17.43)%	(25.49)%
Change in valuation allowance	4.30%	4.49%
Income tax provision	7.87%	0.00%

The Company files income tax returns in the U.S. federal jurisdiction and in various state and local jurisdictions and is subject to examination by the various taxing authorities.

FOREST ROAD ACQUISITION CORP. II
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

Note 10 - Fair Value Measurements

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

Investments Held in Trust Account

As of December 31, 2022 and 2021, the investments in the Trust Account consisted of approximately $354.6 million and $350.0 million, respectively, primarily in money market funds. The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments.

Fair Value Measurements

The following table presents fair value information as of December 31, 2022 of the Company’s financial assets and liabilities, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Total	Level 1	Level 2	Level 3
Assets
Investments held in Trust Account - U.S. Money Market	$354,613,132	$354,613,132	$—	$—
Liabilities
Public warrant liability	$2,338,000	$2,338,000	$—	$—
Private placement warrant liability	2,004,000	—	2,004,000	—
	$4,342,000	$2,338,000	$2,004,000	$—

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

The warrants were accounted for as liabilities in accordance with ASC Topic 815-40 and are presented within warrant liabilities in the accompanying December 31, 2022 and 2021 consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the consolidated statements of operations.

FOREST ROAD ACQUISITION CORP. II
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

In March 2021, the Public Warrants began trading on the New York Stock Exchange and the Public Warrants were reclassified as Level 1 due to the use of an observable market price of these warrants. The Public Warrants were previously classified as Level 3 due to the lack of an observable market price for the warrants and initially valued using the Black-Scholes Option Pricing Model. Public Warrants were transferred to a Level 2 due to the lack of an active market as of September 30, 2022. As of December 31, 2022, the Public Warrants were transferred from Level 2 to Level 1 due to the active market.

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

The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units are classified as Level 1 due to the use of an observable market quote in an active market under the ticker “FRXBW.” As of December 31, 2022, the Private Placement Warrants were valued using a Level 2 input due to a make-whole provision that results in the Private Placement Warrants having substantially the same terms as the Public Warrants, thus the value of the Public Warrants is used.

The following tables present the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value for the years ended December 31, 2022 and 2021:

	Private Placement Warrants	Public Warrants	Warrant Liabilities
Fair value as of January 1, 2022	$7,428,025	$—	$7,428,025
Transfer to Level 2	(4,942,251)	—	(4,942,251)
Change in fair value	(2,485,774)	—	(2,485,774)
Fair value as of December 31, 2022	$—	$—	$—

	Private Placement Warrants	Public Warrants	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement as of March 12, 2021	13,376,708	13,376,708	26,753,416
Transfer to Level 1	—	(11,291,418)	(11,291,418)
Change in fair value	(5,948,683)	(2,085,290)	(8,033,973)
Fair value as of December 31, 2021	$7,428,025	$—	$7,428,025

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Private Placement Warrants that were transferred from a Level 3 measurement to a Level 2 during the year ended December 31, 2022 was $4,942,251.

Note 11 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the consolidated balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

On February 3, 2023, by mutual agreement, the parties entered into a termination agreement to terminate the Merger Agreement.

On March 3, 2023, the Company’s stockholders approved the Company extended the date by which the Company must consummate its initial Business Combination from March 12, 2023 to December 12, 2023 (or such earlier date as determined by the board of directors) (the “Extension”). If the Company’s initial Business Combination is not completed by December 12, 2023, then the Company’s existence will terminate, and the Company will distribute the amounts in the Trust Account as provided in the Company’s amended and restated certificate of incorporation. In connection with the Extension, the Company’s stockholders holding 30,525,396 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. The balance was held in demand deposit account that is interest bearing. As a result, $310,016,699 (approximately $10.16 per share) was removed from the Trust Account to pay such stockholders.

On March 3, 2023, the Company issued a promissory note to our sponsor in an amount of up to $500,000 in connection with advances the sponsor may make, in its discretion, to the Company for working capital expenses. The promissory note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates a Business Combination and (ii) the date of the liquidation of the Company.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated March 9, 2021, by and between the Company and Morgan Stanley & Co. LLC, as representative of the several underwriters. (3)
3.1	Amended and Restated Certificate of Incorporation. (3)
3.2	Amendment to Amended and Restated Certificate of Incorporation. (6)
3.3	Bylaws. (1)
4.1	Specimen Unit Certificate. (2)
4.2	Specimen Class A Common Stock Certificate. (2)
4.3	Specimen Warrant Certificate. (2)
4.4	Warrant Agreement, dated March 9, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (3)
4.5	Description of Registered Securities. (4)
10.1	Letter Agreement, dated March 9, 2021, by and among the Company, its officers, its directors and the Sponsor. (3)
10.2	Investment Management Trust Agreement, dated March 9, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (3)
10.3	Registration Rights Agreement, dated March 9, 2021, by and between the Company and the Sponsor. (3)
10.4	Private Placement Warrants Purchase Agreement, dated March 9, 2021, by and between the Company and the Sponsor. (3)
10.5	Form of Indemnity Agreement. (2)
10.6	Securities Subscription Agreement, dated December 23, 2020, between the Registrant and Forest Road Acquisition Sponsor II LLC. (1)
10.7	Administrative Services Agreement, dated March 9, 2021, by and between the Company and The Forest Road Company, LLC. (3)
14	Code of Ethics. (2)
21	List of Subsidiaries.*
31.1	Certification of the Co-Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Co-Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.3	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Co-Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of the Co-Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.3	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
99.1	Audit Committee Charter. (2)
99.2	Compensation Committee Charter. (2)
99.3	Nomination Committee Charter. (2)
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed with the SEC on February 18, 2021 (File No. 333-253274), as amended.

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A, filed with the SEC on March 3, 2021 (File No. 333-253274).

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on March 15, 2021.

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on April 15, 2022.

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 22, 2022.

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on March 6, 2023.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 29, 2023	FOREST ROAD ACQUISITION CORP. II

	By:	/s/ Thomas Staggs
	Name:	Thomas Staggs
	Title:	Co-Chief Executive Officer and Co-Chairperson of the Board (Co-Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Thomas Staggs	Co-Chief Executive Officer and Co-Chairperson of the Board	March 29, 2023
Thomas Staggs	(Co-Principal Executive Officer)

/s/ Kevin Mayer	Co-Chief Executive Officer and Co-Chairperson of the Board	March 29, 2023
Kevin Mayer	(Co-Principal Executive Officer)

/s/ Idan Shani	Co-Chief Executive Officer and Co-Chairperson of the Board	March 29, 2023
Idan Shani	(Principal Financial and Accounting Officer)

/s/ Zachary Tarica	Chief Operating Officer	March 29, 2023
Zachary Tarica

/s/ Jeremy Tarica	Chief Investment Officer	March 29, 2023
Jeremy Tarica

/s/ Keith L. Horn	Director	March 29, 2023
Keith L. Horn

/s/ Martin Luther King III	Director	March 29, 2023
Martin Luther King III

/s/ Salil Mehta	Director	March 29, 2023
Salil Mehta