Form 10-Q
period 2023-03-31
Forest Road Acquisition Corp. II
filed 2023-05-15
CIK 1840161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 15, 2023, there were 4,474,604 shares of Class A common stock, par value $0.0001 per share, and 8,750,000 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

FOREST ROAD ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FOREST ROAD ACQUISITION CORP. II
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(Unaudited)
Assets
Current assets:
Cash	$42,340	$154,312
Prepaid expenses	63,750	41,735
Prepaid income taxes	196,920	—
Total current assets	303,010	196,047

Cash and Investments held in trust account	45,752,746	354,613,132
Total noncurrent assets	45,752,746	354,613,132
Total assets	$46,055,756	$354,809,179

Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$254,675	$69,400
Taxes payable	50,000	764,260
Total current liabilities	304,675	833,660
Warrant liabilities	2,580,500	4,342,000
Deferred liabilities	—	2,370,346
Deferred underwriters’ discount payable	12,250,000	12,250,000
Total liabilities	15,135,175	19,796,006

Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 4,474,604 and 35,000,000 shares issued and outstanding at redemption value of $10.27 and $10.11 per share at March 31, 2023 and December 31, 2022, respectively	45,941,293	353,816,635

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at March 31, 2023 and December 31, 2022	—	—
Class A common stock, $0.0001 par value; 300,000,000 shares authorized, none issued and outstanding, excluding 35,000,000 shares subject to redemption at March 31, 2023 and December 31, 2022	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 8,750,000 shares issued and outstanding at March 31, 2023 and December 31, 2022	875	875
Additional paid-in capital	—	—
Accumulated deficit	(15,021,587)	(18,804,337)
Total stockholders’ deficit	(15,020,712)	(18,803,462)
Total liabilities, common stock subject to possible redemption and stockholders’ deficit	$46,055,756	$354,809,179

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOREST ROAD ACQUISITION CORP. II
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
General and administrative costs/(reversal)	$(1,971,250)	$286,488
Income/(Loss) from operations	1,971,250	(286,488)

Other income:
Change in fair value of warrant liabilities	1,761,500	2,560,135
Interest earned on trust account	2,760,579	31,203
Total other income	4,522,079	2,591,338

Income before provision for income taxes	6,493,329	2,304,850
Provision for income taxes	(569,222)	—
Net income	$5,924,107	$2,304,850

Weighted average shares outstanding – Class A common stock	24,485,697	35,000,000
Basic and diluted net income per share of common stock- Class A common stock	$0.18	$0.05

Weighted average shares outstanding – Class B common stock	8,750,000	8,750,000
Basic and diluted net income per share of common stock- Class B common stock	$0.18	$0.05

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOREST ROAD ACQUISITION CORP. II
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class B		Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	8,750,000	$875	$—	$(18,804,337)	$(18,803,462)
Contribution - Stockholder non-redemption agreements	—	—	5,578,384	—	5,578,384
Stockholder non-redemption agreements	—	—	(5,578,384)	—	(5,578,384)
Accretion of Class A common stock subject to possible redemption	—	—	—	(2,141,357)	(2,141,357)
Net income	—	—	—	5,924,107	5,924,107
Balance as of March 31, 2023 (unaudited)	8,750,000	$875	$—	$(15,021,587)	$(15,020,712)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Common Stock		Additional		Total
	Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	8,750,000	$875	$—	$(24,512,307)	$(24,511,432)
Net income	—	—	—	2,304,850	2,304,850
Balance as of March 31, 2022 (unaudited)	8,750,000	$875	$—	$(22,207,457)	$(22,206,582)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOREST ROAD ACQUISITION CORP. II
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net income	$5,924,107	$2,304,850
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on trust account	(2,760,579)	(31,203)
Change in fair value of warrant liabilities	(1,761,500)	(2,560,135)
Change in deferred liabilities	(2,370,346)	-
Changes in current assets and current liabilities:
Prepaid expenses	(22,015)	51,174
Prepaid Income taxes	(196,920)	-
Taxes payable	(714,260)	(113,035)
Accounts payable and accrued expenses	185,275	(57,464)
Net cash used in operating activities	(1,716,238)	(405,813)

Cash Flows from Investing Activities:
Cash withdrawn for redemptions	310,016,699	-
Interest withdrawn from Trust Account to pay for franchise and federal income taxes	1,604,266	-
Net cash provided by investing activities	311,620,965	-

Cash Flows from Financing Activities:
Redemption of common stock	(310,016,699)	-
Net cash used in financing activities	(310,016,699)	-

Net Change in Cash	(111,972)	(405,813)
Cash - Beginning of period	154,312	845,291
Cash - End of period	$42,340	$439,478

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOREST ROAD ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On November 15, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ariel Merger Sub I, Inc., a Delaware corporation and direct, wholly-owned subsidiary of the Company, Ariel Merger Sub II, a Delaware limited liability company and direct, wholly-owned subsidiary of the Company and Hyperloop Transportation Technologies, Inc. On February 3, 2023, by mutual agreement, the parties entered into a termination agreement to terminate the Merger Agreement.

As of March 31, 2023, the Company had not yet commenced any operations. All activity through March 31, 2023, relates to the Company’s formation, the initial public offering (“IPO”) described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments from the proceeds derived from the IPO.

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

Trust Account

Following the closing of the IPO on March 12, 2021, an amount of $350,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a trust account (“Trust Account”) which was initially invested in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended (the “Investment Company Act”), which invest only in direct U.S. government treasury obligations, until the earlier of (a) the completion of the Company’s initial Business Combination, (b) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend the Company’s certificate of incorporation, or (c) the redemption of the Company’s Public Shares if the Company is unable to complete the initial Business Combination by December 12, 2023 (the “Combination Period”).

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

The Company will only proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by applicable law or stock exchange rules and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (as amended, the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a Business Combination.

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

Liquidity and Going Concern

As of March 31, 2023, the Company had cash outside the Trust Account of $42,340 available and working capital deficit of approximately $190,000, excluding taxes. All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem common stock. As of March 31, 2023, $311,620,965 was withdrawn from the funds in the Trust Account to pay for franchise, federal income taxes and redemptions.

The Company anticipates that the $42,340 held outside of the Trust Account as of March 31, 2023 will not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the unaudited condensed consolidated financial statements, assuming that a Business Combination is not consummated during that time. Until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 5) from the Sponsor, the Company’s officers and directors, or their respective affiliates (which is described in Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

Risks and Uncertainties

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. As of the date of these unaudited condensed consolidated financial statements, the impact of this action and related sanctions on the world economy is not determinable. While it is reasonably possible that the action could have a negative effect on the Company’s financial condition, results of operations, and cash flows, the specific impact is not readily determinable as of the date of the unaudited condensed consolidated financial statements.

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the unaudited condensed consolidated financial statements.

The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the period presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2022 and filed with the SEC on March 29, 2023. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or any future period.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, which were formed on November 15, 2022. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Use of Estimates

The preparation of the accompanying unaudited condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these unaudited condensed consolidated financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022.

Investments Held in the Trust Account

At March 31, 2023, the assets held in the Trust Account were cash. At December 31, 2022, the assets held in the Trust Account were money market funds. The money market funds are presented on the condensed consolidated balance sheets at fair value at the end of the reporting periods. Gains and losses resulting from the change in fair value of the money market funds are included in interest earned on the Trust Account in the accompanying condensed consolidated statements of operations.

Concentration of Credit Risk

The Company has significant cash balances at financial institutions which throughout the year regularly exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). Shares of Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2023 and December 31, 2022, 4,474,604 and 35,000,000 shares of Class A common stock subject to possible redemption, respectively, were presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed consolidated balance sheets.

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

Net Income per Share of Common Stock

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of common stock, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of stock. This presentation assumes a Business Combination as the most likely outcome. The 13,000,000 shares of common stock underlying the outstanding warrants of the Company were excluded from diluted earnings per share for the three months ended March 31, 2023 and 2022, because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per share of common stock is the same as basic net income per share of common stock for the periods presented. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of common stock:

	For the Three Months Ended March 31,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$4,364,461	$1,559,646	$1,843,880	$460,970
Denominator:
Weighted-average shares outstanding	24,485,697	8,750,000	35,000,000	8,750,000
Basic and diluted net income per share	$0.18	$0.18	$0.05	$0.05

Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A- “Expense of Offering”. Offering costs consist of legal, accounting, underwriting fees and other costs that are directly related to the IPO. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as other income in the unaudited condensed consolidated statements of operations. Offering costs associated with the shares of Class A common stock were charged against the carrying value of the shares of Class A common stock upon the completion of the IPO. The Company classifies deferred underwriting commissions as noncurrent liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities. Offering costs amounting to $19,691,331 (consisting of $7,000,000 in underwriting commissions, $12,250,000 of deferred underwriters’ fee and $441,331 of other offering costs) were incurred, of which $754,694 was allocated to warrants and expensed and $18,936,637 was charged to temporary equity.

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

The Company accounts for its warrants in accordance with the guidance contained in ASC 815-40 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s unaudited condensed consolidated statements of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using the Black-Scholes Option Pricing Model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed consolidated balance sheets, primarily due to their short-term nature, except the warrant liabilities (see Note 9).

Income Taxes

ASC 740-270-25-2 requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed consolidated financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of March 31, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it. The Company’s effective tax rate was 8.8% and 0.0% for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2023 and 2022, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

On March 3, 2023, the Company’s stockholders redeemed 4,474,604 (Class A) shares for a total of $310,016,699. The Company evaluated the classification and accounting of the stock redemption under ASC 450, “Contingencies”. ASC 450 states that when a loss contingency exists the likelihood that the future event(s) will confirm the loss or impairment of an asset or the incurrence of a liability can range from probable to remote. A contingent liability must be reviewed at each reporting period to determine appropriate treatment. The Company evaluated the current status and probability of completing a Business Combination and determined no excise tax liability should be recorded at this time.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”), to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the converted method for all convertible instruments. As a smaller reporting company, ASU 2020-06 is effective beginning on January 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations and cash flows. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on the Company’s financial statements.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

Note 3 – Initial Public Offering

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

As of March 31, 2023 and December 31, 2022, the common stock subject to possible redemption reflected on the condensed consolidated balance sheets is reconciled in the following table:

Gross proceeds from IPO	$350,000,000
Less:
Proceeds allocated to Public Warrants	(13,431,557)
Common stock issuance costs	(18,936,637)
Plus:
Accretion of carrying value to redemption value	36,184,829
Common stock subject to possible redemption as of December 31, 2022	$353,816,635
Less:
Redemption	(310,016,699)
Plus:
Accretion of carrying value to redemption value	2,141,357
Common stock subject to possible redemption as of March 31, 2023	$45,941,293

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

On February 13, 2023, the Sponsor allocated 360,000 Founder Shares to the Company’s independent contractor. The fair value of the 360,000 shares allocated was $1,911,600 or approximately $5.31 per share. The Founder Shares were effectively sold subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of March 31, 2023, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

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

Administrative Service Fee

The Company has agreed, commencing on the effective date of the IPO through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, administrative and support services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The amount of the administrative service fee for the three months ended March 31, 2023 and 2022, was $30,000 and $30,000, respectively. There were no administrative fees payable as of March 31, 2023 and December 31, 2022.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2023 and December 31, 2022, no Working Capital Loans were outstanding.

On March 3, 2023, the Company issued a promissory note to the Sponsor in an amount of up to $500,000 in connection with advances the Sponsor may make, in its discretion, to the Company for working capital expenses. The promissory note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates a Business Combination and (ii) the date of the liquidation of the Company. As of March 31, 2023, no amounts have been drawn upon this note.

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

Transaction-Related Fees

In connection with the now-terminated merger agreement with Hyperloop Transportation Technologies, Inc., the Company entered into agreements with certain professional service advisors in which approximately $2.2 million of fees in the aggregate would have been payable upon consummation of such merger agreement. These fees include a contractual and contingent component. As a result of the termination of the merger agreement on February 3, 2023, such fees will not be payable and the contractual component was derecognized during the quarter ended March 31, 2023.

Merger Agreement

On November 21, 2022, the Company entered into an Agreement and Plan of Merger with Ariel Merger Sub I, Inc., a Delaware corporation and direct, wholly-owned subsidiary of the Company, Ariel Merger Sub II, LLC, a Delaware limited liability company and direct, wholly-owned subsidiary of the Company, and Hyperloop Transportation Technologies, Inc., a Delaware corporation. On February 3, 2023, by mutual agreement, the parties entered into a termination agreement to terminate the Merger Agreement.

Non-redemption Agreements

The Sponsor entered into Non-Redemption Agreements with various stockholders of the Company (the “Non-Redeeming Stockholders”), pursuant to which these stockholders agreed not to redeem a portion of their shares of Company common stock (the “Non-Redeemed Shares”) in connection with the Special Meeting held on March 3, 2023, but such stockholders retained their right to require the Company to redeem such Non-Redeemed Shares in connection with the closing of the Business Combination. The Sponsor has agreed to transfer to such Non-Redeeming Stockholders an aggregate of 1,050,000 the Founder Shares held by the Sponsor immediately following the consummation of an initial Business Combination. The Company estimated the aggregate fair value of such 1,050,000 Founder Shares transferrable to the Non-Redeeming Stockholders pursuant to the Non-Redemption Agreement to be $5,578,384 or $5.31 per share. The fair value was determined using the probability of a successful Business Combination of 95%, a volatility of 17.0%, a discount for lack or marketability of 5.0%, and the value per shares as of the valuation date of $5.89 derived from an option pricing model for publicly traded warrants. Each Non-Redeeming Stockholder acquired from the Sponsor an indirect economic interest in such Founder Shares. The excess of the fair value of such Founder Shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. Accordingly, in substance, it was recognized by the Company as a capital contribution by the Sponsor to induce these Non-Redeeming Stockholders not to redeem the Non-Redeemed Shares, with a corresponding charge to additional paid-in capital to recognize the fair value of the Founder Shares subject to transfer as an offering cost.

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

Note 8 - Stockholders’ Deficit

Preferred Stock - The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. At March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue a total of 300,000,000 shares of Class A common stock at par value of $0.0001 each. As of March 31, 2023 and December 31, 2022, there were no shares of Class A common stock issued or outstanding, excluding 4,474,604 and 35,000,000 shares subject to possible redemption.

Class B Common Stock - The Company is authorized to issue a total of 20,000,000 shares of Class B common stock at par value of $0.0001 each. At March 31, 2023 and December 31, 2022, there were 8,750,000 shares of Class B common stock issued and outstanding.

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

Investments Held in Trust Account

At March 31, 2023, assets held in the Trust Account were comprised of approximately $45.8 million in cash held by Trust Account.

As of December 31, 2022, the investments in the Trust Account consisted of approximately $354.6 million, primarily in money market funds. The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments.

Fair Value Measurements

The following table presents fair value information as of March 31, 2023 and December 31, 2022, of the Company’s financial assets and liabilities, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

March 31, 2023	Total	Level 1	Level 2	Level 3
Liabilities
Public warrant liability	$1,389,500	—	$1,389,500	$—
Private placement warrant liability	1,191,000	—	1,191,000	—
	$2,580,500	$—	$2,580,500	$—

December 31, 2022	Total	Level 1	Level 2	Level 3
Assets
Investments held in Trust Account – U.S. Money Market	$354,613,132	$354,613,132	$—	$—
Liabilities
Public warrant liability	$2,338,000	$2,338,000	$—	$—
Private placement warrant liability	2,004,000	—	2,004,000	—
	$4,342,000	$2,338,000	$2,004,000	$—

The warrants were accounted for as liabilities in accordance with ASC Topic 815-40 and are presented within warrant liabilities in the accompanying March 31, 2023 and December 31, 2022 condensed consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the unaudited condensed consolidated statements of operations.

In March 2021, the Public Warrants began trading on the New York Stock Exchange and the Public Warrants were reclassified as Level 1 due to the use of an observable market price of these warrants. The Public Warrants were previously classified as Level 3 due to the lack of an observable market price for the warrants and initially valued using the Black-Scholes Option Pricing Model. Public Warrants were transferred to a Level 2 due to the lack of an active market as of September 30, 2022. As of December 31, 2022, the Public Warrants were transferred from Level 2 to Level 1 due to the active market. At March 31, 2023, the Public Warrants transferred from a Level 1 measurement to a Level 2 due to the lack of an active market.

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

The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units are classified as Level 1 due to the use of an observable market quote in an active market under the ticker “FRXBW.” As of March 31, 2023, the Private Placement Warrants were valued using a Level 2 input due to a make-whole provision that results in the Private Placement Warrants having substantially the same terms as the Public Warrants, thus the value of the Public Warrants is used.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 1 measurement to a Level 2 fair value measurement during the three months ended March 31, 2023 was $1,389,500.

Note 10 – Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed consolidated balance sheets date up to the date that the unaudited condensed consolidated financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

Effective as of April 4, 2023, Thomas Staggs, Kevin Mayer, Keith L. Horn and Salil Mehta resigned as members of the Company’s board of directors. Messrs. Staggs and Mayer also resigned as Co-Chief Executive Officers of the Company. The resignations were not the result of any disagreement with management or the Company’s board of directors on any matter relating to Company’s operations, policies or practices.

Effective as of April 6, 2023, the Company’s board of directors appointed: (i) Zachary Tarica as Chairman of the board of directors and Chief Executive Officer of the Company and (ii) Idan Shani, Pallavi Gondipalli and Daniel Strauss as members of the board of directors. Each of Ms. Gondipalli and Mr. Strauss qualify as independent directors and also serve as members of the Audit Committee, the Compensation Committee and the Nominating and Governance Committee of the Company’s board of directors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “us,” “our” or “we” refer to Forest Road Acquisition Corp. II.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 (the “Report”), including, without limitation, statements in this section regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward- looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this Report.

Recent Developments

On November 21, 2022, the Company entered into the Merger Agreement with Ariel Merger Sub I, Inc., a Delaware corporation and direct, wholly-owned subsidiary of the Company, Ariel Merger Sub II, LLC, a Delaware limited liability company and direct, wholly-owned subsidiary of the Company, and Hyperloop Transportation Technologies, Inc., a Delaware corporation. On February 3, 2023, by mutual agreement, the parties entered into a termination agreement to terminate the Merger Agreement.

On March 3, 2023, the Company’s stockholders approved a proposal to extend the date by which the Company must consummate its initial business combination from March 12, 2023 to December 12, 2023 (or such earlier date as determined by the board of directors) (the “Extension”). If the Company’s initial Business Combination is not completed by the end of the Combination Period, then the Company’s existence will terminate, and the Company will distribute the amounts in the Trust Account as provided in the Company’s Amended and Restated Certificate of Incorporation. In connection with the Extension, the Company’s stockholders holding 30,525,396 public shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, $310.0 million (approximately $10.16 per share) was removed from the Trust Account in March 2023 to pay such holders.

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

For the three months ended March 31, 2023, we had net income of $5,924,107. We incurred $1,971,250 of general and administrative costs and a provision for income tax of $569,222. We had investment income of $2,760,579 from investments held in the Trust Account and change in the fair value of our warrants that generated $1,761,500 in income.

For the three months ended March 31, 2022, we had net income of $2,304,850. We incurred $286,488 of formation and operating costs, consisting of general and administrative expenses. We had investment income of $31,203 from investments held in the Trust Account and a decrease in the fair value of our warrants that generated $2,560,135 in income.

Liquidity and Capital Resources

As of March 31, 2023, we had approximately $42,000 in our operating bank account and working capital deficit of approximately $190,000, excluding taxes. All remaining cash held in the Trust Account is generally unavailable for our use, prior to an initial business combination, and is restricted for use either in a business combination or to redeem common stock. As of March 31, 2023, $311,620,965 of the funds in the Trust Account were withdrawn to pay taxes and redemption of shares.

Through March 31, 2023, our liquidity needs were satisfied through receipt of $25,000 from the sale of the founder shares, advances from the sponsor in an aggregate amount of $12,500 and the remaining net proceeds from the IPO and the sale of the private placement warrants.

The $42,340 outside of the Trust Account as of March 31, 2023 will not be sufficient to allow us to operate for at least the next 12 months from the issuance of the unaudited condensed consolidated financial statements, assuming that a business combination is not consummated during that time. Until consummation of our business combination, we will be using the funds not held in the Trust Account, and any additional working capital loans from the sponsor, our officers and directors, or their respective affiliates, for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

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

On March 7, 2023, we instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account (“Continental”), to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at JP Morgan Chase Bank, with Continental continuing to act as trustee, until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of investments in the Trust Account, the remaining proceeds from the IPO and private placement are no longer invested in U.S. government securities or money market funds.

Critical Accounting Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP and the applicable rules and regulations of the SEC requires the Company’s management to make critical accounting estimates that have had or are reasonably likely to have a material impact on the financial condition or results of operations of the Company.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these unaudited condensed consolidated financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly, the actual results could differ significantly from those estimates.

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

We issued an aggregate of 13,000,000 warrants in connection with our IPO and private placement, which are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s unaudited condensed consolidated statements of operations. The fair value of warrants issued by the Company in connection with the private placement has been estimated using the Black-Scholes Option Pricing Model at each measurement date. The Company updated the Public Warrants measurement as of March 31, 2023 and the Private Placement Warrants are now valued using the value of the Public Warrants.

Off-Balance Sheet Arrangements

As of March 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, as of the date of this Report, except as set forth below, there have been no material changes from the risk factors previously disclosed in our (i) final prospectus dated March 9, 2021, as filed with the SEC on March 11, 2021, (ii) our Annual Reports on Form 10-K for the years ended December 31, 2021 and December 31, 2022, as filed with the SEC on April 15, 2022 and March 29, 2023, respectively, (iii) our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2022, June 30, 2022 and September 30, 2022, as filed with the SEC on May 16, 2022, August 15, 2022 and November 3, 2022, and (iv) our Definitive Proxy Statement, as filed with SEC on February 14, 2023.

Market conditions, economic uncertainty or downturns could adversely affect our business, financial condition, operating results and our ability to consummate a business combination.

In recent years, the United States and other markets have experienced cyclical or episodic downturns, and worldwide economic conditions remain uncertain, including as a result of the COVID-19 pandemic, supply chain disruptions, the Ukraine-Russia conflict, instability in the U.S. and global banking systems, rising fuel prices, increasing interest rates or foreign exchange rates and high inflation and the possibility of a recession. A significant downturn in economic conditions may make it more difficult for us to consummate a Business Combination.

We cannot predict the timing, strength, or duration of any future economic slowdown or any subsequent recovery generally, or in any industry. If the conditions in the general economy and the markets in which we operate worsen from present levels, our business, financial condition, operating results and our ability to consummate a Business Combination could be adversely affected. For example, in January 2023, the outstanding national debt of the U.S. government reached its statutory limit. The U.S. Department of the Treasury has announced that, since then, it has been using extraordinary measures to prevent the U.S. government’s default on its payment obligations, and to extend the time that the U.S. government has to raise its statutory debt limit or otherwise resolve its funding situation. The failure by Congress to raise the federal debt ceiling could have severe repercussions within the U.S. and to global credit and financial markets. If Congress does not raise the debt ceiling, the U.S. government could default on its payment obligations, or experience delays in making payments when due. A payment default or delay by the U.S. government, or continued uncertainty surrounding the U.S. debt ceiling, could result in a variety of adverse effects for financial markets, market participants and U.S. and global economic conditions. In addition, U.S. debt ceiling and budget deficit concerns have increased the possibility a downgrade in the credit rating of the U.S. government and could result in economic slowdowns or a recession in the U.S. Although U.S. lawmakers have passed legislation to raise the federal debt ceiling on multiple occasions, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the United States as a result of disputes over the debt ceiling. The impact of a potential downgrade to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect economic conditions, as well as our business, financial condition, operating results and our ability to consummate a Business Combination.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, in March 2023, we instructed the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at a bank until the earlier of the consummation of our initial business combination or our liquidation. As a result, we may receive less interest on the funds held in the Trust Account than the interest we would have received pursuant to our original Trust Account investments, which could reduce the dollar amount our public stockholders would receive upon any redemption or our liquidation.

The funds in the Trust Account had, since our initial public offering, been held in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However in March 2023, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we instructed Continental, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in an interest-bearing demand deposit account at a bank until the earlier of the consummation of our initial business combination or liquidation. Following such liquidation, we may receive less interest on the funds held in the Trust Account than the interest we would have received pursuant to our original Trust Account investments; however, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. Consequently, the transfer of the funds in the Trust Account to an interest-bearing demand deposit could reduce the dollar amount our public stockholders would receive upon any redemption or our liquidation.

In the event that we may be deemed to be an investment company, we may be required to liquidate the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
10.1	Form of Non-Redemption Agreement (1)
10.2	Promissory Note issued to Forest Road Acquisition Sponsor II LLC (2)
31.1*	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 17, 2023.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on March 6, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOREST ROAD ACQUISITION CORP. II

Date: May 15, 2023	By:	/s/ Zachary Tarica
	Name:	Zachary Tarica
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2023	By:	/s/ Idan Shani
	Name:	Idan Shani
	Title:	Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)