Form 10-Q
period 2023-09-30
Forest Road Acquisition Corp. II
filed 2023-11-14
CIK 1840161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 13, 2023, there were 4,474,604 shares of Class A common stock, par value $0.0001 per share, and 8,750,000 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

FOREST ROAD ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

FOREST ROAD ACQUISITION CORP. II
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(Unaudited)
Assets
Current assets:
Cash	$31,018	$154,312
Prepaid expenses	62,917	41,735
Prepaid income taxes	136,575	—
Total current assets	230,510	196,047

Cash and investments held in trust account	46,616,295	354,613,132
Total noncurrent assets	46,616,295	354,613,132
Total assets	$46,846,805	$354,809,179

Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$284,204	$69,400
Promissory note – related party	400,000	—
Taxes payable	150,000	764,260
Total current liabilities	834,204	833,660
Warrant liabilities	260,000	4,342,000
Deferred liabilities	—	2,370,346
Deferred underwriters’ discount payable	12,250,000	12,250,000
Total liabilities	13,344,204	19,796,006

Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 4,474,604 and 35,000,000 shares issued and outstanding at redemption value of $10.40 and $10.11 per share at September 30, 2023 and December 31, 2022, respectively	46,544,497	353,816,635

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at September 30, 2023 and December 31, 2022	—	—
Class A common stock, $0.0001 par value; 300,000,000 shares authorized, none issued and outstanding, excluding 4,474,604 and 35,000,000 shares subject to redemption at September 30, 2023 and December 31, 2022, respectively	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 8,750,000 shares issued and outstanding at September 30, 2023 and December 31, 2022	875	875
Additional paid-in capital	—	—
Accumulated deficit	(13,042,771)	(18,804,337)
Total stockholders’ deficit	(13,041,896)	(18,803,462)
Total liabilities, common stock subject to possible redemption and stockholders’ deficit	$46,846,805	$354,809,179

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOREST ROAD ACQUISITION CORP. II
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
General and administrative costs/(reversal)	$220,431	$330,627	$(1,529,566)	$871,278
Loss/Income from operations	(220,431)	(330,627)	1,529,566	(871,278)

Other income:
Change in fair value of warrant liabilities	1,690,000	6,157,551	4,082,000	12,039,325
Interest earned on trust account	441,772	1,545,093	3,624,128	2,020,883
Total other income	2,131,772	7,702,644	7,706,128	14,060,208

Income before provision for income taxes	1,911,341	7,372,017	9,235,694	13,188,930
Provision for income taxes	(82,272)	(190,166)	(729,567)	(205,949)
Net income	$1,829,069	$7,181,851	$8,506,127	$12,982,981

Weighted average shares outstanding – Class A common stock	4,474,604	35,000,000	11,071,668	35,000,000
Basic and diluted net income per share of common stock- Class A common stock	$0. 14	$0.16	$0.43	$0.30

Weighted average shares outstanding – Class B common stock	8,750,000	8,750,000	8,750,000	8,750,000
Basic and diluted net income per share of common stock- Class B common stock	$0.14	$0.16	$0.43	$0.30

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOREST ROAD ACQUISITION CORP. II
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Class B		Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	8,750,000	$875	$—	$(18,804,337)	$(18,803,462)
Contribution - Stockholder non-redemption agreements	—	—	5,578,384	—	5,578,384
Stockholder non-redemption agreements	—	—	(5,578,384)	—	(5,578,384)
Accretion of Class A common stock subject to possible redemption	—	—	—	(2,141,357)	(2,141,357)
Net income	—	—	—	5,924,107	5,924,107
Balance as of March 31, 2023 (unaudited)	8,750,000	875	—	(15,021,587)	(15,020,712)
Accretion of Class A common stock subject to possible redemption	—	—	—	(233,230)	(233,230)
Net income	—	—	—	752,951	752,951
Balance as of June 30, 2023 (unaudited)	8,750,000	875	—	(14,501,866)	(14,500,991)
Accretion of Class A common stock subject to possible redemption	—	—	—	(369,974)	(369,974)
Net income	—	—	—	1,829,069	1,829,069
Balance as of September 30, 2023 (unaudited)	8,750,000	$875	$—	$(13,042,771)	$(13,041,896)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Common Stock		Additional		Total
	Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	8,750,000	$875	$—	$(24,512,307)	$(24,511,432)
Net income	—	—	—	2,304,850	2,304,850
Balance as of March 31, 2022 (unaudited)	8,750,000	875	—	(22,207,457)	(22,206,582)
Accretion of Class A common stock subject to possible redemption	—	—	—	(224,976)	(224,976)
Net income	—	—	—	3,496,280	3,496,280
Balance as of June 30, 2022 (unaudited)	8,750,000	875	—	(18,936,153)	(18,935,278)
Accretion of Class A common stock subject to possible redemption	—	—	—	(1,304,927)	(1,304,927)
Net income	—	—	—	7,181,851	7,181,851
Balance as of September 30, 2022 (unaudited)	8,750,000	$875	$—	$(13,059,229)	$(13,058,354)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOREST ROAD ACQUISITION CORP. II
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$8,506,127	$12,982,981
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on trust account	(3,624,128)	(2,020,883)
Change in fair value of warrant liabilities	(4,082,000)	(12,039,325)
Change in deferred liabilities	(2,370,346)	175,763
Changes in current assets and current liabilities:
Prepaid expenses	(21,182)	134,290
Prepaid Income taxes	(136,575)	—
Taxes payable	(614,260)	94,363
Accounts payable and accrued expenses	214,804	(168,976)
Net cash used in operating activities	(2,127,560)	(841,787)

Cash Flows from Investing Activities:
Cash withdrawn for redemptions	310,016,699	—
Interest withdrawn from trust account to pay for franchise and federal income taxes	1,604,266	262,036
Net cash provided by investing activities	311,620,965	262,036

Cash Flows from Financing Activities:
Proceeds from issuance of promissory note	400,000	—
Redemption of common stock	(310,016,699)	—
Net cash used in financing activities	(309,616,699)	—

Net Change in Cash	(123,294)	(579,751)
Cash - Beginning of period	154,312	845,291
Cash - End of period	$31,018	$265,540

Supplementary cash flow information:
Cash paid for income taxes	$1,561,100	$—

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

As of September 30, 2023, the Company had not yet commenced any operations. All activity through September 30, 2023 relates to the Company’s formation, the initial public offering (“IPO”) described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments from the proceeds derived from the IPO.

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

Liquidity and Going Concern

As of September 30, 2023, the Company had cash outside the Trust Account of $31,018 available and a working capital deficit of approximately $604,000.

The Company anticipates that the $31,018 held outside of the Trust Account as of September 30, 2023 will not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the unaudited condensed consolidated financial statements, assuming that a Business Combination is not consummated during that time. Until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 5) from the Sponsor, the Company’s officers and directors, or their respective affiliates (which is described in Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

On March 3, 2023, the Company issued a promissory note to the Sponsor in an amount of up to $500,000 in connection with advances the Sponsor may make, in its discretion, to the Company for working capital expenses. The promissory note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates a Business Combination and (ii) the date of the liquidation of the Company. On May 11, 2023, June 15, 2023 and September 14, 2023, the Company drew $150,000, $150,000 and $100,000, respectively, which had not yet been repaid as of September 30, 2023. As of September 30, 2023, $400,000 had been drawn upon this note.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 and filed with the SEC on March 29, 2023. The interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or any future period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2023 and December 31, 2022.

Cash and investments Held in the Trust Account

At September 30, 2023, the assets held in the Trust Account were cash. At December 31, 2022, the assets held in the Trust Account were money market funds. The money market funds are presented on the condensed consolidated balance sheets at fair value at the end of the reporting periods. Gains and losses resulting from the change in fair value of the money market funds are included in interest earned on the Trust Account in the accompanying unaudited condensed consolidated statements of operations.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). Shares of Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2023 and December 31, 2022, 4,474,604 and 35,000,000 shares of Class A common stock subject to possible redemption, respectively, were presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed consolidated balance sheets.

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

Net Income per Share of Common Stock

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of common stock, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of stock. This presentation assumes a Business Combination as the most likely outcome. The 13,000,000 shares of common stock underlying the outstanding warrants of the Company were excluded from diluted earnings per share for the three and nine months ended September 30, 2023 and 2022, because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per share of common stock is the same as basic net income per share of common stock for the periods presented. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of common stock:

	For the Three Months Ended September 30,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$618,874	$1,210,195	$5,745,481	$1,436,370
Denominator:
Weighted-average shares outstanding	4,474,604	8,750,000	35,000,000	8,750,000
Basic and diluted net income per share	$0.14	$0.14	$0.16	$0.16

	For the Nine Months Ended September 30,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$4,751,215	$3,754,912	$10,386,385	$2,596,596
Denominator:
Weighted-average shares outstanding	11,071,668	8,750,000	35,000,000	8,750,000
Basic and diluted net income per share	$0.43	$0.43	$0.30	$0.30

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

Income Taxes

ASC 740-270-25-2 requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed consolidated financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it. The Company’s effective tax rate was 4.6% and 2.6% for the three months ended September 30, 2023 and 2022, respectively, and 8.0% and 1.6% for the nine months ended September 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2023 and 2022, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

On March 3, 2023, the Company’s stockholders redeemed 30,525,396 shares of Class A common stock for a total of $310,016,699. The Company evaluated the classification and accounting of the stock redemption under ASC 450, “Contingencies”. ASC 450 states that when a loss contingency exists the likelihood that the future event(s) will confirm the loss or impairment of an asset or the incurrence of a liability can range from probable to remote. A contingent liability must be reviewed at each reporting period to determine appropriate treatment. The Company evaluated the current status and probability of completing a Business Combination and determined no excise tax liability should be recorded at this time.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on the Company’s financial statements.

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

As of September 30, 2023 and December 31, 2022, the common stock subject to possible redemption reflected on the condensed consolidated balance sheets is reconciled in the following table:

Gross proceeds from IPO	$350,000,000
Less:
Proceeds allocated to Public Warrants	(13,431,557)
Common stock issuance costs	(18,936,637)
Plus:
Accretion of carrying value to redemption value	36,184,829
Common stock subject to possible redemption as of December 31, 2022	353,816,635
Less:
Redemption	(310,016,699)
Plus:
Accretion of carrying value to redemption value	2,141,357
Common stock subject to possible redemption as of March 31, 2023	45,941,293
Plus:
Accretion of carrying value to redemption value	233,230
Common stock subject to possible redemption as of June 30, 2023	46,174,523
Plus:
Accretion of carrying value to redemption value	369,974
Common stock subject to possible redemption as of September 30, 2023	$46,544,497

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

On February 13, 2023, the Sponsor allocated 360,000 Founder Shares to the Company’s independent contractor. The fair value of the 360,000 shares allocated was $1,911,600 or approximately $5.31 per share. The Founder Shares were effectively sold subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of September 30, 2023, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

Administrative Service Fee

The Company has agreed, commencing on the effective date of the IPO through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, administrative and support services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The amount of the administrative service fee for the three and nine months ended September 30, 2023, was $30,000 and $90,000, respectively. The amount of the administrative service fee for the three and nine months ended September 30, 2022 was $30,000 and $90,000, respectively. There were no administrative fees payable as of September 30, 2023 and December 31, 2022.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2023 and December 31, 2022, no Working Capital Loans were outstanding.

On March 3, 2023, the Company issued a promissory note to the Sponsor in an amount of up to $500,000 in connection with advances the Sponsor may make, in its discretion, to the Company for working capital expenses. The promissory note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates a Business Combination and (ii) the date of the liquidation of the Company. As of September 30, 2023, $400,000 had been drawn upon this note.

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

Non-Redemption Agreements

The Sponsor entered into Non-Redemption Agreements with various stockholders of the Company (the “Non-Redeeming Stockholders”), pursuant to which these stockholders agreed not to redeem a portion of their shares of Company common stock (the “Non-Redeemed Shares”) in connection with the Special Meeting held on March 3, 2023, but such stockholders retained their right to require the Company to redeem such Non-Redeemed Shares in connection with the closing of the Business Combination. The Sponsor has agreed to transfer to such Non-Redeeming Stockholders an aggregate of 1,050,000 Founder Shares held by the Sponsor immediately following the consummation of an initial Business Combination. The Company estimated the aggregate fair value of such 1,050,000 Founder Shares transferrable to the Non-Redeeming Stockholders pursuant to the Non-Redemption Agreements to be $5,578,384, or $5.31 per share. The fair value was determined using the probability of a successful Business Combination of 95%, a volatility of 17.0%, a discount for lack or marketability of 5.0%, and the value per shares as of the valuation date of $5.89 derived from an option pricing model for publicly traded warrants. Each Non-Redeeming Stockholder acquired from the Sponsor an indirect economic interest in such Founder Shares. The excess of the fair value of such Founder Shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. Accordingly, in substance, it was recognized by the Company as a capital contribution by the Sponsor to induce these Non-Redeeming Stockholders not to redeem the Non-Redeemed Shares, with a corresponding charge to additional paid-in capital to recognize the fair value of the Founder Shares subject to transfer as an offering cost.

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

Note 8 - Stockholders’ Deficit

Preferred Stock - The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. At September 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue a total of 300,000,000 shares of Class A common stock at par value of $0.0001 each. As of September 30, 2023 and December 31, 2022, there were no shares of Class A common stock issued or outstanding, excluding 4,474,604 and 35,000,000 shares subject to possible redemption.

Class B Common Stock - The Company is authorized to issue a total of 20,000,000 shares of Class B common stock at par value of $0.0001 each. At September 30, 2023 and December 31, 2022, there were 8,750,000 shares of Class B common stock issued and outstanding.

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

Cash and Investments Held in Trust Account

At September 30, 2023, assets held in the Trust Account were comprised of approximately $46.6 million in cash held by Trust Account.

As of December 31, 2022, the investments in the Trust Account consisted of approximately $354.6 million, primarily in money market funds. The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments.

Fair Value Measurements

The following table presents fair value information as of September 30, 2023 and December 31, 2022, of the Company’s financial assets and liabilities, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Total	Level 1	Level 2	Level 3
September 30, 2023
Liabilities
Public warrant liability	$140,000	—	$140,000	$—
Private placement warrant liability	120,000	—	120,000	—
	$260,000	$—	$260,000	$—

	Total	Level 1	Level 2	Level 3
December 31, 2022
Assets
Investments held in Trust Account – U.S. Money Market	$354,613,132	$354,613,132	$—	$—
Liabilities
Public warrant liability	$2,338,000	$2,338,000	$—	$—
Private placement warrant liability	2,004,000	—	2,004,000	—
	$4,342,000	$2,338,000	$2,004,000	$—

The warrants were accounted for as liabilities in accordance with ASC Topic 815-40 and are presented within warrant liabilities in the accompanying September 30, 2023 and December 31, 2022 condensed consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the unaudited condensed consolidated statements of operations.

In March 2021, the Public Warrants began trading on the New York Stock Exchange and the Public Warrants were reclassified as Level 1 due to the use of an observable market price of these warrants. The Public Warrants were previously classified as Level 3 due to the lack of an observable market price for the warrants and initially valued using the Black-Scholes Option Pricing Model. Public Warrants were transferred to a Level 2 due to the lack of an active market as of September 30, 2022. As of December 31, 2022, the Public Warrants were transferred from Level 2 to Level 1 due to the active market. At September 30, 2023, the Public Warrants were transferred from Level 1 measurement to Level 2 due to the lack of an active market.

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

The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units are classified as Level 1 due to the use of an observable market quote in an active market under the ticker “FRXBW.” As of September 30, 2023, the Private Placement Warrants were valued using a Level 2 input due to a make-whole provision that results in the Private Placement Warrants having substantially the same terms as the Public Warrants, and thus the value of the Public Warrants is used.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 1 measurement to a Level 2 fair value measurement during the three and nine months ended September 30, 2023 was $210,000.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “us,” “our” or “we” refer to Forest Road Acquisition Corp. II.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023 (the “Report”), including, without limitation, statements in this section regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward- looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this Report under “Part I – Financial Information, Item 1. Financial Statements”.

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

For the three months ended September 30, 2023, we had net income of $1,829,069. We had investment income of $441,772 from investments held in the Trust Account and a change in the fair value of our warrants that generated $1,690,000 in income. We incurred $220,431 of general and administrative costs and a provision for income tax of $82,272.

For the three months ended September 30, 2022, we had net income of $7,181,851. We incurred $330,627 of general and administrative costs and a provision for income tax of $190,166. We had investment income of $1,545,093 from investments held in the Trust Account and a change in the fair value of our warrants that generated $6,157,551 in income.

For the nine months ended September 30, 2023, we had net income of $8,506,127. We incurred $1,529,566 of formation and operating costs, consisting of general and administrative expenses and a provision for income tax of $729,567. We had investment income of $3,624,128 from investments held in the Trust Account and an increase in the fair value of our warrants that generated $4,082,000 in income.

For the nine months ended September 30, 2022, we had net income of $12,982,981. We incurred $871,278 of general and administrative costs and a provision for income tax of $205,949. We had investment income of $2,020,883 from investments held in the Trust Account and a change in the fair value of our warrants that generated $12,039,325 in income.

Factors That May Adversely Affect Our Results of Operations

Our results of operations and our ability to complete an initial Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial Business Combination.

Liquidity and Capital Resources

As of September 30, 2023, we had $31,018 in our operating bank account and a working capital deficit of approximately $604,000.

Through September 30, 2023, our liquidity needs were satisfied through receipt of $25,000 from the sale of the Founder Shares, advances from the Sponsor in an aggregate amount of $12,500 and the remaining net proceeds from the IPO and the sale of the Private Placement Warrants. On March 3, 2023, we issued a promissory note to the Sponsor in an amount of up to $500,000 in connection with advances the Sponsor may make, in its discretion, to us for working capital expenses. The promissory note bears no interest and is due and payable upon the earlier to occur of (i) the date on which we consummate a Business Combination and (ii) the date of our liquidation. As of September 30, 2023, $400,000 had been drawn upon this note.

The $31,018 outside of the Trust Account as of September 30, 2023 will not be sufficient to allow us to operate for at least the next 12 months from the issuance of the unaudited condensed consolidated financial statements, assuming that a Business Combination is not consummated during that time. Until consummation of our Business Combination, we will be using the funds not held in the Trust Account, and any additional Working Capital Loans from the Sponsor, our officers and directors, or their respective affiliates, for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” management has determined that the liquidity condition, the mandatory liquidation date and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to complete a Business Combination by December 12, 2023, the Company will cease all operations except for the purpose of liquidating. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 12, 2023. The Company seeks to complete a Business Combination before the mandatory liquidation date.

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

We issued an aggregate of 13,000,000 warrants in connection with our IPO and Private Placement, which are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s unaudited condensed consolidated statements of operations. The fair value of warrants issued by the Company in connection with the Private Placement has been estimated using the Black-Scholes Option Pricing Model at each measurement date. The Company updated the Public Warrants measurement as of September 30, 2023 and the Private Placement Warrants are now valued using the value of the Public Warrants.

Off-Balance Sheet Arrangements

As of September 30, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, as of the date of this Report, except as set forth below, there have been no material changes from the risk factors previously disclosed in our (i) final prospectus dated March 9, 2021, as filed with the SEC on March 11, 2021 (the “Prospectus”), (ii) our Annual Reports on Form 10-K for the years ended December 31, 2021 and December 31, 2022, as filed with the SEC on April 15, 2022 and March 29, 2023, respectively, (iii) our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2022, June 30, 2022, September 30, 2022 and March 31, 2023, as filed with the SEC on May 16, 2022, August 15, 2022, November 3, 2022 and May 15, 2023, and (iv) our Definitive Proxy Statement, as filed with the SEC on February 14, 2023.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

Unregistered Sales of Equity Securities

None.

Use of Proceeds

None. For a description of the use of proceeds generated in our IPO and Private Placement, see Part II, Item 2 of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, as filed with the SEC on May 24, 2021. There has been no material change in the planned use of proceeds from our IPO and Private Placement as described in the Prospectus.

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

FOREST ROAD ACQUISITION CORP. II

Date: November 14, 2023	By:	/s/ Zachary Tarica
	Name:	Zachary Tarica
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2023	By:	/s/ Idan Shani
	Name:	Idan Shani
	Title:	Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)